Form 10-Q
period 2021-03-31
Poema Global Holdings Corp.
filed 2021-05-25
CIK 1826333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

POEMA GLOBAL HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39844	98-1561530
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

101 Natoma St., 2F San Francisco, CA (Address Of Principal Executive Offices)	94105 (Zip Code)

(415) 432-8880

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary share, 0.0001 par value, and one-half of one warrant	PPGHU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	PPGH	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	PPGHW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 21, 2021, 34,500,000 Class A ordinary shares, par value $0.0001, and 8,625,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

POEMA GLOBAL HOLDINGS CORP.

Form 10-Q

For the Quarter Ended March 31, 2021

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.                     Financial Statements

POEMA GLOBAL HOLDINGS CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$693,310	$—
Prepaids expenses	853,864	—
Total current assets	1,547,174	—
Deferred offering costs	—	436,792
Cash and investments held in Trust Account	345,059,877	—
Total Assets	$346,607,051	$436,792

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$36,420	$320,829
Promissory note — related party	112,914	98,016
Total current liabilities	149,334	418,845
Deferred underwriting commissions	12,075,000	—
Warrant liability	14,657,500	—
Total liabilities	26,881,834	418,845

Commitments
Class A ordinary shares subject to possible redemption, 31,472,521 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	314,725,210	—

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,027,479 and 0 shares issued and outstanding (excluding 31,472,521 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	303	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	—	24,137
Retained earnings (accumulated deficit)	4,998,841	(7,053)
Total Shareholders’ equity	5,000,007	17,947
Total Liabilities and Shareholders’ Equity	$346,607,051	$436,792

The accompanying notes are an integral part of these financial statements.

POEMA GLOBAL HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
Operating costs	$368,448
Loss from Operations	(368,448)

Other income (expense):
Interest income on operating account	22
Interest earned on cash and marketable securities held in Trust Account	59,877
Offering costs allocated to warrants	(1,534,661)
Change in fair value of warrant liability	21,828,450
Total other income (expense)	20,353,688

Net income	$19,985,240

Weighted average shares outstanding of Class A ordinary shares	34,500,000
Basic and diluted net income per share, Class A ordinary shares	$—
Weighted average shares outstanding of Class B ordinary shares	8,536,517
Basic and diluted net income per share, Class B ordinary shares	$2.33

The accompanying notes are an integral part of these financial statements.

POEMA GLOBAL HOLDINGS CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings	Total
	Ordinary shares		Ordinary shares		Paid-in	(Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(7,053)	$17,947
Sale of units in initial public offering net of offering cost and initial fair value of public warrant liabilities	34,500,000	3,450	—	—	299,718,580	—	299,722,030
Net income	—	—	—	—	—	19,985,240	19,985,240
Class A ordinary shares subject to possible redemption	(31,472,521)	(3,147)	—	—	(299,742,717)	(14,979,346)	(314,725,210)
Balance as of March 31, 2021 (unaudited)	3,027,479	$303	8,625,000	$863	$—	$4,998,841	$5,000,007

The accompanying notes are an integral part of these financial statements.

POEMA GLOBAL HOLDINGS CORP.
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

For the Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income	$19,985,240
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in trust	(59,877)
Change in fair value of warrant liability	(21,828,450)
Offering costs allocated to warrants	1,534,661
Changes in operating assets and liabilities:
Prepaid expenses	(853,864)
Accrued costs and expenses	36,420
Net cash used in operating activities	(1,185,870)

Cash Flows from Investing Activities:
Investment held in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	338,100,000
Proceeds from issuance of Private Placement Warrants	9,400,000
Proceeds from promissory note — related party	14,898
Payment of offering costs	(635,718)
Net cash provided by financing activities	346,879,180
Net change in cash	693,310
Cash, beginning of period	—
Cash, end of the period	$693,310

Supplemental disclosure of cash flow information:
Deferred underwriting commissions payable charged to additional paid-in capital	$12,075,000
Initial value of Class A ordinary shares subject to possible redemption	$287,820,090
Change in value of Class A ordinary shares subject to possible redemption	$26,905,120

The accompanying notes are an integral part of these financial statements.

POEMA GLOBAL HOLDINGS CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 5, 2021 (the “Effective Date”). On January 8, 2021, the Company consummated the IPO of 34,500,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), including the issuance of 4,500,000 Units as a result of the underwriters’ full exercise of their over-allotment option. Each Unit consists of one share of Class A ordinary shares, $0.0001 par value, and one-half of one redeemable warrant, with each whole warrant entitling its holder to purchase one share of Class A ordinary shares at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000 (Note 4).

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of an aggregate of 9,400,000 warrants (“Private Placement Warrants”) to purchase Class A ordinary shares, each at a price of $1.00 per Private Placement Warrant, generating total proceeds of $9,400,000 (Note 5).

Transaction costs amounted to $19,547,335, consisting of $6,900,000 of underwriting commissions, $12,075,000 of deferred underwriting commissions and $572,335 of other offering costs.

Following the closing of the IPO on January 8, 2021, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement was placed in a trust account (“Trust Account”) which was be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s certificate of incorporation, or (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from January 8, 2021 (the “Combination Period”), the closing of the IPO.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination.

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

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company. The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to shareholders’ rights (including redemption rights) or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Form 8-K filed by the Company with the SEC on January 7, 2021 and January 14, 2021, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt-out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt-out is irrevocable. The Company has elected not to opt-out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest U.S. Treasury securities.  During the three months ended March 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4, and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the IPO.

Class A ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 31,472,521 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and measurement attributes for these financial statements recognition and measurements of tax positions taken or expected to be taken in a tax return.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The deferred tax assets were deemed to be de minimis as of March 31, 2021 and December 31, 2020.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2021.

Net Income Per Ordinary Share

Net income per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 26,650,000 of the Company’s Class A ordinary shares in the calculation of diluted income per share. The since the average market price of the Company’s stock for the three months ended March 31, 2021 was below the Warrants’ $11.50 exercise price. As a result, diluted income per ordinary share is the same as basic net income per ordinary share for the period presented.

Reconciliation of Net Income per Ordinary Share

The Company’s condensed statement of operations includes a presentation of loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted income per ordinary share of Class A ordinary share and Class B ordinary share is calculated as follows:

Three Months Ended March 31, 2021
Net Income per share for Class A ordinary share:
Interest income earned on securities held in the Trust Account	$59,877
Less: Interest income available to the Company for taxes	—
Adjusted net income	$59,877

Weighted average shares outstanding of Class A ordinary share	34,500,000
Basic and diluted net loss per share, Class A ordinary share	$—

Net Income per share for Class B ordinary share:
Net income	$19,985,240
Less: Income attributable to Class A ordinary share	59,877
Adjusted net income	$19,925,363

Weighted average shares outstanding of Class B ordinary share	8,536,517
Basic and diluted net income per share, Class B ordinary share	$2.33

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

See Note 9 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Public Units

On January 8, 2021, the Company sold 34,500,000 Units at a price of $10.00 per Unit, including the issuance of 4,500,000 Units as a result of the underwriters’ full exercise of their over-allotment option. Each Unit consists of one share of Class A ordinary shares, par value $0.0001 per share and one-half of one redeemable warrant (each, a “Public Warrant”).

Public Warrants

Each whole Public Warrant entitles the holder to purchase one share of the Company’s Class A ordinary shares at a price of $11.50 per share. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 8,872,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,872,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

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

Note 6 — Related Party Transactions

Founder Shares

On September 30, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 7,187,500 shares of the Company’s Class B ordinary shares (the “Founder Shares”). On January 5, 2021, the Company effected a dividend of 0.2 of a share of Class B ordinary shares for each share of Class B ordinary shares, resulting in 8,625,000 shares of Class B ordinary shares being issued and outstanding.  The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full. On January 8, 2021, the underwriters fully exercised their over-allotment option, hence; 1,125,000 Founder Shares were no longer subject to forfeiture, resulting in an aggregate of 8,625,000 Founder Shares outstanding at March 31, 2021.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and was due on the earlier of March 31, 2021 and the closing of the IPO.

As of March 31, 2021, the Company has borrowed $112,914 under the promissory note and is due on demand.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 4,500,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On January 8, 2021, the underwriters exercised the over-allotment in full, purchasing an additional 4,500,000 Units.

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

Risks and uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 5,000,000 shares of preference shares at par value of $0.0001 each. As of March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each.  At March 31, 2021 and December 31, 2020, there were 34,500,000 and 0 shares issued and outstanding, including 31,472,521 and no shares subject to possible redemption, respectively.

Class B Ordinary shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each.  At March 31, 2021 and December 31, 2020, there were 8,625,000 shares issued and outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$345,058,937	$345,058,937	$—	$—
	$345,058,937	$345,058,937	$—	$—
Liabilities:
Public Warrants: Liabilities	$9,487,500	$9,487,500	$—	$—
Private Placement Warrants: Liabilities	5,170,000	—	—	5,170,000
	$14,657,500	$9,487,500	$—	$5,170,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Company established the initial fair value of the Public Warrants on January 8, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of March 31, 2021 by using the associated trading price of the Public Warrants.  The Company established the initial fair value of the Private Placement Warrants on January 8, 2021 and on March 31, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.

The key inputs into the Monte Carlo simulation and the Modified Black Scholes calculation as of January 8, 2021 and March 31, 2021 were as follows:

	(Initial Measurement)
	January 8, 2021	March 31, 2021

Inputs
Risk-free interest rate	0.65%	1.13%
Expected term (years)	1.0	0.88
Expected volatility	25%	23%
Notional Exercise price	$11.50	$11.50

Note 10 — Revision to Prior Period Financial Statements

During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited balance sheet dated January 8, 2021, filed on Form 8-K on January 14, 2021 (the “Post-IPO Balance Sheet”). On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as Liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on January 14, 2021, the Company’s warrants have been accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement. The Warrants were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheet, based on the Company’s application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts In Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on January 14, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period. The Company concluded that the misstatement was not material to the Post-IPO Balance Sheet and the misstatement had no material impact to any prior interim period. The effect of the revisions to the Post-IPO Balance Sheet is as follows:

As of January 8, 2021	As Reported	Adjustment	As Adjusted
Balance Sheet
Warrant Liabilities	$—	$42,050,521	$42,050,521
Total Liabilities	13,544,396	42,050,521	55,594,917
Shares Subject to Redemption	329,870,610	(42,050,521)	287,820,089
Class A Common Stock	151	421	572
Class B Common Stock	863	—	863
Additional Paid in Capital	5,006,040	7,098,811	12,104,851
(Accumulated Deficit)	(7,053)	(7,099,232)	(7,106,285)
Total Stockholders’ Equity	$5,000,001	$—	$5,000,001

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Poema Global Holdings Corp.,” “our,” “us” or “we” refer to Poema Global Holdings Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 25, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Poema Global Partners LLC, a Cayman Islands limited liability company (the “Sponsor”).  The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on January 5, 2021. On January 8, 2021, the Company consummated the Initial Public Offering of 34,500,000 units (the “units”) at $10.00 per unit, generating gross proceeds of $345,000,000. Each unit consists of one Class A ordinary share and one-half of one warrant to purchase one Class A ordinary share. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,400,000 warrants (the “private placement warrants”) at a price of $1.00 per private placement warrant in a private placement to Poema Global Partners LLC, generating gross proceeds of $9,400,000.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $345,000,000 of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust) at the time of the signing of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 8, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $693,310 in operating cash, and working capital of approximately $1.4 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $100,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of March 31, 2021, the note had a balance of $112,914. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net income of $19,985,240, which consisted of $368,448 of general and administrative expenses, interest income on bank operating account of $22, and $59,877 in investment income earned on the Trust Account.

As a result of the restatement described in Note 9 “Revision to Prior Period Financial Statements” to the financial statements included herein, we classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. As part of the reclassification to warrant liability, we reclassed a portion of the offering costs associated with the IPO originally charged to stockholders’ equity, to an expense in the statement of operations in the amount of $1,534,661 based on a relative fair value basis. For the three months ended March 31, 2021, the change in fair value of warrants was an decrease in the liability of $21,828,450.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support.

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued an aggregate of 17,250,000 warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option and we issued 9,400,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the private placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income from investments held in Trust Account in the unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 31,472,521 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net loss per ordinary shares

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods.

Our unaudited condensed statement of operations includes a presentation of loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Class A ordinary shares for three months ended March 31, 2021 is calculated by dividing the investment income earned on the Trust Account of $59,877, by the weighted average number of Class A ordinary shares outstanding for the periods.

Net income per share, basic and diluted for Class B ordinary shares for the three months ended March 31, 2021 is calculated by dividing the net income of $19,985,240, less net income attributable to Class A ordinary shares of $59,877, resulting in a net income of $19,925,363, by the weighted average number of Class B ordinary shares outstanding for the periods.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1.                     Legal Proceedings

None.

Item 1A.            Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on January 7, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On December 14, 2020, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. On January 5, 2021, we effected a share dividend, resulting in 8,625,000 Class B ordinary shares issued and outstanding. Our Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

On January 8, 2021, our Sponsor purchased 9,400,000 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.00 per warrant ($9,400,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Shares, $345,000,000 was placed in the Trust Account. We paid a total of approximately $6,900,000 in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions.

Item 3.                     Defaults upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures.

Not applicable.

Item 5.                     Other Information.

None.

Item 6.                     Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
1.1	Underwriting Agreement among the Company and Citigroup Global Markets Inc. and UBS Securities LLC (USA) LLC (1)
3.1	Amended and Restated Memorandum and Articles of Association(1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company
10.1	Private Placement Warrant Purchase Agreement between the Company and the Sponsor(1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company(1)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein(1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors(1)
10.5	Administrative Services Agreement between the Company and the Sponsor(1)
31.1*

Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed herewith.

**          Furnished. herewith.

(1)         Previously filed as an exhibit to our Current Report on Form 8-K filed on January 11, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 24, 2021	POEMA GLOBAL HOLDINGS CORP.
	By:	/s/ Homer Sun
	Name:	Homer Sun
	Title:	Chief Executive Officer