Form 10-Q/A
period 2021-03-31
Poema Global Holdings Corp.
filed 2021-06-25
CIK 1826333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

(Mark One)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of May 21, 2021, 34,500,000 Class A ordinary shares, par value $0.0001, and 8,625,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 to Poema Global Holdings Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on May 25, 2021 (“Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T . Exhibit 101 to this Report provides the consolidated and combined financial statements and related notes from the Form 10-Q formatted in extensible Business Reporting Language (“XBRL”), in accordance with the 30-day grace period provided under Regulation S-T for the first quarterly period in which XBRL is required.

Except for the foregoing, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

POEMA GLOBAL HOLDINGS CORP.

Form 10-Q

For the Quarter Ended March 31, 2021

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

POEMA GLOBAL HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$693,310	$—
Prepaids expenses	853,864	—
Total current assets	1,547,174	—
Deferred offering costs	—	436,792
Cash and investments held in Trust Account	345,059,877	—

Total Assets	$346,607,051	$436,792

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$36,420	$320,829
Promissory note — related party	112,914	98,016
Total current liabilities	149,334	418,845
Deferred underwriting commissions	12,075,000	—
Warrant liability	14,657,500	—
Total liabilities	26,881,834	418,845

Commitments

Class A ordinary shares subject to possible redemption, 31,472,521 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	314,725,210	—

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,027,479 and 0 shares issued and outstanding excluding 31,472,521 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	303	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	—	24,137
Retained earnings (accumulated deficit)	4,998,841	(7,053)
Total Shareholders’ equity	5,000,007	17,947
Total Liabilities and Shareholders’ Equity	$346,607,051	$436,792

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

POEMA GLOBAL HOLDINGS CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED March 31, 2021

(UNAUDITED)

						Retained
	Class A		Class B		Additional	Earnings	Total
	Ordinary shares		Ordinary shares		Paid-in	(Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(7,053)	$17,947

Sale of units in initial public offering net of offering cost and initial fair value of public warrant liabilities	34,500,000	3,450	—	—	299,718,580	—	299,722,030

Net income	—	—	—	—	—	19,985,240	19,985,240

Class A ordinary shares subject to possible redemption	(31,472,521)	(3,147)	—	—	(299,742,717)	(14,979,346)	(314,725,210)

Balance as of March 31, 2021 (unaudited)	3,027,479	$303	8,625,000	$863	$—	$4,998,841	$5,000,007

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

Level 1 —Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

See Note 9 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of our Class A ordinary shares;

●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 6 — Commitments and Contingencies

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

Note 7 — Shareholders’ Equity

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$345,058,937	$345,058,937	$—	$—
	$345,058,937	$345,058,937	$—	$—
Liabilities:
Public Warrants: Liabilities	$9,487,500	$9,487,500	$—	$—
Private Placement Warrants: Liabilities	5,170,000	—	—	5,170,000
	$14,657,500	$9,487,500	$—	$5,170,000

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

Note 9 — Revision to Prior Period Financial Statements

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

**Furnished. herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 11, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 25, 2021	POEMA GLOBAL HOLDINGS CORP.
	By:	/s/ Homer Sun
	Name:	Homer Sun
	Title:	Chief Executive Officer