Form 10-Q
period 2021-06-30
Poema Global Holdings Corp.
filed 2021-08-16
CIK 1826333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 34,500,000 Class A ordinary shares, par value $0.0001, and 8,625,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

POEMA GLOBAL HOLDINGS CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

POEMA GLOBAL HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$624,914	$—
Prepaid expenses	473,669	—
Total current assets	1,098,583	—
Deferred offering costs	—	436,792
Cash and investments held in Trust Account	345,077,870	—
Other non-current assets	242,349
Total Assets	$346,418,802	$436,792

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$144,202	$320,829
Promissory note — related party	112,914	98,016
Total current liabilities	257,116	418,845
Deferred underwriting commissions	12,075,000	—
Warrant liabilities	20,346,981	—
Total liabilities	32,679,097	418,845

Commitments

Class A ordinary shares, $0.0001 par value; 30,873,970 and 0 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	308,739,700	—

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,626,030 and 0 shares issued and outstanding (excluding 30,873,970 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	363	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	—	24,137
Retained earnings (accumulated deficit)	4,998,779	(7,053)
Total Shareholders’ Equity	5,000,005	17,947
Total Liabilities and Shareholders’ Equity	$346,418,802	$436,792

The accompanying notes are an integral part of these unaudited condensed financial statements.

POEMA GLOBAL HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
Operating costs	$314,044	$682,492
Loss from operations	(314,044)	(682,492)

Other income (expense):
Interest income on operating account	20	42
Interest earned on cash and investments held in Trust Account	17,993	77,870
Offering costs allocated to warrant liabilities	—	(1,534,661)
Change in fair value of warrant liabilities	(5,689,481)	16,138,969
Total other (expense) income	(5,671,468)	14,682,220

Net (loss) income	$(5,985,512)	$13,999,728

Weighted average shares outstanding of Class A redeemable ordinary shares	34,500,000	34,500,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,625,000	8,575,276
Basic net (loss) income per share, Class B non-redeemable ordinary shares	$(0.70)	$1.62
Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,625,000	8,625,000
Diluted net (loss) income per share, Class B non-redeemable ordinary shares	$(0.70)	$1.61

The accompanying notes are an integral part of these unaudited condensed financial statements.

POEMA GLOBAL HOLDINGS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings	Total
	Common stock		Common stock		Paid-in	(Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(7,053)	$17,947

Sale of units in initial public offering net of offering costs and initial fair value of public warrant liabilities	34,500,000	3,450	—	—	299,718,580	—	299,722,030

Net income	—	—	—	—	—	19,985,240	19,985,240

Class A ordinary shares subject to possible redemption	(31,472,521)	(3,147)	—	—	(299,742,717)	(14,979,346)	(314,725,210)

Balance as of March 31, 2021 (unaudited)	3,027,479	$303	8,625,000	$863	$—	$4,998,841	$5,000,007
Net loss	—	—	—	—	—	(5,985,512)	(5,985,512)
Class A ordinary shares subject to possible redemption	598,551	60	—	—	—	5,985,450	5,985,510
Balance as of June 30, 2021 (unaudited)	3,626,030	$363	8,625,000	$863	$—	$4,998,779	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

POEMA GLOBAL HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net income	$13,999,728
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in trust account	(77,870)
Change in fair value of warrant liabilities	(16,138,969)
Offering costs allocated to warrant liabilities	1,534,661
Changes in operating assets and liabilities:
Prepaid expenses	(473,669)
Other non-current assets	(242,349)
Accounts payable and accrued expenses	144,202
Net cash used in operating activities	(1,254,266)

Cash Flows from Investing Activities:	(345,000,000)
Cash invested in Trust Account	(345,000,000)
Net cash used in investing activities

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	338,100,000
Proceeds from issuance of Private Placement Warrants	9,400,000
Proceeds from promissory note — related party	14,898
Payment of offering costs	(635,718)
Net cash provided by financing activities	346,879,180

Net change in cash	624,914
Cash, beginning of period	—
Cash, end of the period	$624,914

Supplemental disclosure of cash flow information:
Deferred underwriting commissions payable charged to additional paid-in capital	$12,075,000
Initial value of Class A ordinary shares subject to possible redemption	$287,820,090
Change in value of Class A ordinary shares subject to possible redemption	$20,919,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the IPO and recognizes changes in the fair value of warrant liability as other income (expense).

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

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of an aggregate of 9,400,000 warrants (“Private Placement Warrants”) to purchase Class A ordinary shares, each at a price of $1.00 per Private Placement Warrant, generating total proceeds of $9,400,000 (Note 4).

Transaction costs amounted to $19,746,681, consisting of $6,900,000 of underwriting commissions, $12,075,000 of deferred underwriting commissions and $771,681 of other offering costs.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus, the Form 8-K, and the Form 10-Q filed by the Company with the SEC on January 7, 2021, January 14, 2021, and May 25, 2021, respectively.

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

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Cash and Investments Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest U.S. Treasury securities.  During the three and six months ended June 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4, and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement, dated as of January 5, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”) related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statements of Operations in the periods of change. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating expenses in the statements of operations.  Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the IPO.

Class A ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 30,873,970 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and measurement attributes for these financial statements recognition and measurements of tax positions taken or expected to be taken in a tax return.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2021.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 26,650,000 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The Company’s condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted income (loss) per ordinary share of Class A ordinary share and Class B ordinary share is calculated as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Net Income per share for Class A ordinary share:
Interest income earned on securities held in the Trust Account	$17,993	$77,870
Less: Interest income available to the Company for taxes	—	—
Adjusted net income	$17,993	$77,870
Weighted average shares outstanding of Class A redeemable ordinary shares	34,500,000	34,500,000
Basic and diluted net loss per share, Class A redeemable ordinary shares	$0.00	$0.00
Net (Loss) Income per share for Class B ordinary share:
Net (loss) income	$(5,985,512)	$13,999,728
Less: Income attributable to Class A ordinary share	17,993	77,870
Adjusted net (loss) income	$(6,003,505)	$13,921,858
Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,625,000	8,575,276
Basic net (loss) income per share, Class B non-redeemable ordinary shares	$(0.70)	$1.62
Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,625,000	8,625,000
Diluted net (loss) income per share, Cass B non-redeemable ordinary shares	$(0.70)	$1.61

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

See Note 8 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's condensed financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of 9,400,000 in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

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

Note 5 — Related Party Transactions

Founder Shares

On September 30, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 7,187,500 shares of the Company’s Class B ordinary shares (the “Founder Shares”). On January 5, 2021, the Company effected a dividend of 0.2 of a share of Class B ordinary shares for each share of Class B ordinary shares, resulting in 8,625,000 shares of Class B ordinary shares being issued and outstanding.  The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full. On January 8, 2021, the underwriters fully exercised their over-allotment option, hence; 1,125,000 Founder Shares were no longer subject to forfeiture, resulting in an aggregate of 8,625,000 Founder Shares outstanding at June 30, 2021.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and was due on the earlier of March 31, 2021 and the closing of the IPO.

As of June 30, 2021, the Company has borrowed $112,914 under the promissory note and is due on demand. The facility is no longer available to the Company.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 5,000,000 shares of preference shares at par value of $0.0001 each. As of June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each.  At June 30, 2021 and December 31, 2020, there were 34,500,000 and 0 shares issued and outstanding, including 30,873,970 and 0 shares subject to possible redemption, respectively.

Class B Ordinary shares — The Company is authorized to issue a total of  50,000,000 Class B ordinary shares at par value of $0.0001 each.  At June 30, 2021 and December 31, 2020, there were 8,625,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	$345,077,870	$345,077,870	$—	$—
	$345,077,870	$345,077,870	$—	$—
Liabilities:
Public Warrants: Liabilities	$13,160,025	$13,160,025	$—	$—
Private Placement Warrants: Liabilities	7,186,956	—	—	7,186,956
	$20,346,981	$13,160,025	$—	$7,186,956

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company established the initial fair value of the Public Warrants on January 8, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of June 30, 2021 by using the associated trading price of the Public Warrants.  The Company established the initial fair value of the Private Placement Warrants on January 8, 2021 and on June 30, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.

The key inputs into the Modified Black Scholes calculation as of June 30, 2021 were as follows:

June 30, 2021
Inputs
Risk-free interest rate	1.00%
Expected term (years)	0.76
Expected volatility	10.0%
Notional Exercise price	$11.50

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Warrant
Liability
Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Placement Warrants	42,050,521
Transfer of Public Warrants to Level 1	(9,487,500)
Change in fair value of derivative warrant liabilities	(27,393,021)
Derivative warrant liabilities at March 31, 2021	5,170,000
Change in fair value of derivative warrant liabilities	2,016,956
Derivative warrant liabilities at June 30, 2021	$7,186,956

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.6 million in operating cash, and working capital of approximately $0.8 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $100,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of June 30, 2021, the note had a balance of $112,914. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of $5,985,512 which consisted of $314,044 of general and administrative expenses, and change in fair value of warrant liability of $5,689,481, that offsets the interest income on bank operating account of $20 and $17,993 in investment income earned on the Trust Account.

For the six months ended June 30, 2021, we had net income of $13,999,728 which consisted of the interest income on bank operating account of $42, $77,870 in investment income earned on the Trust Account, and change in fair value of warrant liability of $16,138,969, that offsets $682,492 of general and administrative expenses, and offering costs of $1,534,661.

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

Cash and Investments held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest U.S. Treasury securities. During the three and six months ended June 30, 2021, we did not withdraw any of the interest income from the Trust Account to pay our tax obligations.

We classify our United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which we have the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 30,873,970 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net income (loss) per ordinary shares

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods.

Our unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted for Class A ordinary shares for three and six months ended June 30, 2021 is calculated by dividing the investment income earned on the Trust Account of $17,993 and $77,870, respectively, by the weighted average number of Class A ordinary shares outstanding for the periods.

Net (loss) income per share, basic and diluted for Class B ordinary shares for the three and six months ended June 30, 2021 is calculated by dividing the net (loss) income of $(5,985,512) and $13,999,728, respectively, less net income attributable to Class A ordinary shares of $17,993 and $77,870, respectively, resulting in net (loss) income of $(6,003,505) and $13,921,858, respectively, by the weighted average number of Class B ordinary shares outstanding for the periods.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. As of June 30, 2021, the Company was still evaluating the effectiveness of the aforementioned remediation steps that have been implemented.

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

Dated: August 16, 2021	POEMA GLOBAL HOLDINGS CORP.
	By:	/s/ Homer Sun
	Name:	Homer Sun
	Title:	Chief Executive Officer