Form 10-Q
period 2021-09-30
Poema Global Holdings Corp.
filed 2021-11-17
CIK 1826333

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 34,500,000 Class A ordinary shares, par value $0.0001, and 8,625,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

POEMA GLOBAL HOLDINGS CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	3

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the period from September 25, 2020 (inception) through September 30, 2020	4

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the period from September 25, 2020 (inception) through September 30, 2020	5

	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from September 25, 2020 (inception) through September 30, 2020	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

POEMA GLOBAL HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$524,601	$—
Prepaid expenses	468,028	—
Total current assets	992,629	—
Deferred offering costs	—	436,792
Cash and investments held in Trust Account	345,112,084	—
Other non-current assets	124,380
Total Assets	$346,229,093	$436,792

Liabilities, Redeemable Ordinary shares, and Shareholders’ Equity (Deficit)
Accounts payable and accrued expenses	$1,552,700	$320,829
Promissory note — related party	112,914	98,016
Total current liabilities	1,665,614	418,845
Deferred underwriting commissions	12,075,000	—
Warrant liabilities	40,563,252	—
Total liabilities	54,303,866	418,845

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 34,500,000 and 0 shares subject to possible redemption, at redemption value at September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none outstanding	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(53,075,636)	(7,053)
Total Shareholders’ Equity (Deficit)	(53,074,773)	17,947
Total Liabilities, Redeemable Ordinary shares and Shareholders’ Equity (Deficit)	$346,229,093	$436,792

The accompanying notes are an integral part of these unaudited condensed financial statements.

POEMA GLOBAL HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the period
			from
			September 25,
			2020
	For the three	For the nine	(inception)
	months ended	months ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020
Operating costs	$1,632,519	$2,315,011	$7,053
Loss from operations	(1,632,519)	(2,315,011)	(7,053)

Other income (expense):
Interest income on operating account	98	140	—
Interest earned on cash and investments held in Trust Account	34,214	112,084	—
Offering costs allocated to warrant liabilities	—	(1,534,661)	—
Change in fair value of warrant liabilities	(20,216,271)	(4,077,302)	—
Total other income (expense)	(20,181,959)	(5,499,739)	—

Net income (loss)	$(21,814,478)	$(7,814,750)	$(7,053)

Weighted average shares outstanding of Class A ordinary shares	34,500,000	33,612,132	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.51)	$(0.19)	$—
Weighted average shares outstanding of Class B ordinary shares	8,625,000	8,596,048	6,250,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.51)	$(0.19)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POEMA GLOBAL HOLDINGS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE, SIX AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND FROM SEPTEMBER 25, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of September 25, 2020	$—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(7,053)	(7,053)
Balance as of September 30, 2020	$—	$—	8,625,000	$863	$24,137	$(7,053)	$17,947

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	$—	$—	8,625,000	$863	$24,137	$(7,053)	$17,947
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(24,137)	(45,253,833)	(45,277,970)
Net income	—	—	—	—	—	19,985,240	19,985,240
Balance as of March 31, 2021 (unaudited)	—	—	8,625,000	863	—	(25,275,646)	(25,274,783)
Net loss	—	—	—	—	—	(5,985,512)	(5,985,512)
Balance as of June 30, 2021 (unaudited)	—	—	8,625,000	863	—	(31,261,158)	(31,260,295)
Net loss	—	—	—	—	—	(21,814,478)	(21,814,478)
Balance as of September 30, 2021	$—	$—	8,625,000	$863	—	$(53,075,636)	$(53,074,773)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POEMA GLOBAL HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	For the nine	September 25, 2020
	months ended	(inception) through
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(7,814,750)	$(7,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	90,000	7,053
Interest earned on cash and investments held in trust account	(112,084)	—
Change in fair value of warrant liabilities	4,077,302	—
Offering costs allocated to warrant liabilities	1,534,661	—
Changes in operating assets and liabilities:
Prepaid expenses and other non-current assets	(592,408)	—
Accounts payable and accrued expenses	1,462,700	—
Net cash used in operating activities	(1,354,579)	—

Cash Flows from Investing Activities:
Cash invested in Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	338,100,000	—
Proceeds from issuance of Private Placement Warrants	9,400,000	—
Proceeds from promissory note — related party	14,898	—
Payment of offering costs	(635,718)	—
Net cash provided by financing activities	346,879,180	—

Net change in cash	524,601	—
Cash, beginning of period	—	—
Cash, end of the period	$524,601	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued expenses	$—	$5,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$17,947
Deferred underwriting commissions payable charged to additional paid-in capital	$12,075,000	$—

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the IPO and recognizes changes in the fair value of warrant liability as other income (expense).

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

Following the closing of the IPO on January 8, 2021, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement was placed in a trust account (“Trust Account”) which was be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s certificate of incorporation, or (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from January 8, 2021 (the “Combination Period”), the closing of the IPO.

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

If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $524,601 in its operating bank account and working capital deficit of $672,985.

The Company's liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on the Company's behalf in exchange for issuance of Founder Shares (as defined in Note 6), a loan from the Sponsor of approximately $300,000 under the Note (as defined in Note 6). Subsequent to the consummation of the Initial Public Offering, the Company's liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary shares while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the ordinary shares and determined that the ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being classified as temporary equity in its entirety.  As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), retained earnings (accumulated deficit) and ordinary shares.

In connection with the change in presentation for the ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to ordinary shares subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table:

	As Reported	Adjustment	As Adjusted
Balance Sheet as of January 8, 2021 (as revised in footnote 9 per form 10-Q/A filed on June 25, 2021)
Ordinary shares subject to possible redemption ($)	$287,820,090	$57,179,910	$345,000,000

Ordinary shares Class A, $0.0001 par value	572	(572)	—
Ordinary shares Class B, $0.0001 par value	863	—	863
Additional Paid in Capital	12,104,851	(12,104,851)	—
Accumulated Deficit	(7,106,285)	(45,074,487)	(52,180,772)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(57,179,910)	$(52,179,909)
Number of shares subject to redemption	28,782,009	5,717,991	34,500,000

	As Reported	Adjustment	As Adjusted
Balance Sheet as of March 31, 2021 (per form 10-Q/A filed on June 25, 2021)
Ordinary shares subject to possible redemption ($)	$314,725,210	$30,274,790	$345,000,000

Ordinary shares Class A, $0.0001 par value	303	(303)	—
Ordinary shares Class B, $0.0001 par value	863	—	863
Additional Paid in Capital	—	—	—
Accumulated Deficit	4,998,841	(30,274,487)	(25,275,646)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(30,274,790)	$(25,274,783)
Number of shares subject to redemption	31,472,521	3,027,479	34,500,000

	As Reported	Adjustment	As Adjusted
Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 16, 2021)
Ordinary shares subject to possible redemption ($)	$308,739,700	$36,260,300	$345,000,000

Ordinary shares Class A, $0.0001 par value	363	(363)	—
Ordinary shares Class B, $0.0001 par value	863	—	863
Additional Paid in Capital	—	—	—
Accumulated Deficit	4,998,779	(36,259,937)	(31,261,158)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(36,260,300)	$(31,260,295)
Number of shares subject to redemption	30,873,970	3,626,030	34,500,000

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2021 and for the period September 25, 2020 (inception) through September 30, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus, the Form 8-K, and the Form 10-Q and 10-Q/A filed by the Company with the SEC on January 7, 2021, January 14, 2021, and May 25, 2021, respectively.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Cash and Investments Held in Trust Account

At September 30, 2021, the cash held in Trust was $785 and the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest U.S. Treasury securities. During the three and nine months ended September 30, 2021 and for the period September 25, 2020 (inception) through September 30, 2020, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 5, and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement, dated as of January 5, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”) related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statements of Operations in the periods of change. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 34,500,000 and 0 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and measurement attributes for these financial statements recognition and measurements of tax positions taken or expected to be taken in a tax return.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2021 and for the period September 25, 2020 (inception) through September 30, 2020.

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 34,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the three months ended		For the nine months ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(17,451,582)	$(4,362,896)	$(6,223,211)	$(1,591,539)

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	33,612,132	8,596,048

Basic and diluted net income (loss) per share	$(0.51)	$(0.51)	$(0.19)	$(0.19)

	For the period from September
	25, 2020 (inception) through
	September 30, 2020
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$—	$(7,053)

Denominator:
Weighted-average shares outstanding	—	6,250,000

Basic and diluted net income (loss) per share	$—	$(0.00)

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

All of the 34,500,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Class A ordinary shares is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.  The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$345,000,000
Less:
Proceeds allocated to Public Warrants	(27,085,950)
Ordinary shares issuance costs	(18,192,020)
Plus:
Accretion of carrying value to redemption value	45,277,970

Contingently redeemable ordinary shares	$345,000,000

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

Note 6 — Related Party Transactions

Founder Shares

On September 30, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 7,187,500 shares of the Company’s Class B ordinary shares (the “Founder Shares”). On January 5, 2021, the Company effected a dividend of 0.2 of a share of Class B ordinary shares for each share of Class B ordinary shares, resulting in 8,625,000 shares of Class B ordinary shares being issued and outstanding.  The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full. On January 8, 2021, the underwriters fully exercised their over-allotment option, hence; 1,125,000 Founder Shares were no longer subject to forfeiture, resulting in an aggregate of 8,625,000 Founder Shares outstanding at September 30, 2021.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and was due on the earlier of March 31, 2021 or the closing of the IPO.

As of September 30, 2021, and December 31, 2020, the Company has borrowed $112,914 and $98,016, respectively, under the promissory note and is due on demand. The facility is no longer available to the Company.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement, commencing January 5, 2021 through the earlier of the consummation of a business combination or our liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. The Company incurred $90,000 and $60,000 in expenses in connection with such services for the period from January 5, 2021 to September  30, 2021 and for the three months ended September  30, 2021, respectively and  $90,000 Due to related party as of September 30, 2021.

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

Merger Agreement

On September 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gogoro Inc., an exempted company incorporated with limited liability under the laws of Cayman Islands (“Gogoro”), Starship Merger Sub I Limited, an exempted company incorporated with limited liability under the laws of Cayman Islands and a wholly-owned subsidiary of Gogoro (“Merger Sub”) and Starship Merger Sub II Limited, an exempted company incorporated with limited liability under the laws of Cayman Islands and a wholly-owned subsidiary of Gogoro (“Merger Sub II”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, (i) Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Gogoro, and (ii) the Company will merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, collectively, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly-owned subsidiary of Gogoro (the “Business Combination”).

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 5,000,000 shares of preference shares at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each.  At September 30, 2021 and December 31, 2020, there were 34,500,000 and 0 shares issued and outstanding, all of which are subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue a total of  50,000,000 Class B ordinary shares at par value of $0.0001 each.  At September 30, 2021 and December 31, 2020, there were 8,625,000 shares issued and outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	$345,112,083	$345,112,083	$—	$—
	$345,112,083	$345,112,083	$—	$—
Liabilities:
Public Warrants: Liabilities	$15,352,500	$15,352,500	$—	$—
Private Placement Warrants: Liabilities	25,210,752	—	—	25,210,752
	$40,563,252	$15,352,500	$—	$25,210,752

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company established the initial fair value of the Public Warrants on January 8, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of September 30, 2021 by using the associated trading price of the Public Warrants.  The Company established the initial fair value of the Private Placement Warrants on January 8, 2021 and on September 30, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.

The key inputs into the Modified Black Scholes calculation as of September 30, 2021 were as follows:

September 30, 2021
Inputs
Risk-free interest rate	1.09%
Expected term (years) to initial business combination	0.64
Expected volatility	13.9%
Notional Exercise price	$11.50

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Warrant
Liability
Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Placement Warrants	42,050,521
Transfer of Public Warrants to Level 1	(9,487,500)
Change in fair value of derivative warrant liabilities	(27,393,021)
Derivative warrant liabilities at March 31, 2021	5,170,000
Change in fair value of derivative warrant liabilities	2,016,956
Derivative warrant liabilities at June 30, 2021	7,186,956
Change in fair value of derivative warrant liabilities	18,023,796
Derivative warrant liabilities at September 30, 2021	$25,210,752

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.5 million in operating cash, and working capital deficit of approximately $0.7 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $100,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of September 30, 2021, the note had a balance of $112,914. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net loss of $21,809,034 which consisted of $1,632,519 of general and administrative expenses, change in fair value of warrant liability of $14,651,700, and loss on sale of private warrants of $5,564,571, that offsets the interest income on bank operating account of $98 and $39,658 in investment income earned on the Trust Account.

For the nine months ended September 30, 2021, we had net loss of $7,809,306 which consisted of $2,315,011 of general and administrative expenses, offering costs of $1,534,661, and loss on sale of private warrants of $5,564,571, that offsets the interest income on bank operating account of $140, $117,528 in investment income earned on the Trust Account, and change in fair value of warrant liability of $1,487,269.

For the period September 25, 2020 (inception) through September 30, 2020, we had net loss of $7,053 which consisted of general and administrative expenses.

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

Cash and Investments held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest U.S. Treasury securities. During the three and nine months ended September 30, 2021 and period September 25, 2020 (inception) through September 30, 2020, we did not withdraw any of the interest income from the Trust Account to pay our tax obligations.

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

Class A ordinary shares subject to possible redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 34,500,000 and 0 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Net income (loss) per ordinary shares

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 34,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Our condensed statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management concluded that the material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, our management concluded that there was a material weakness in internal control over financial reporting. In light of the material weakness, we enhanced our process to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the accounting standards that apply to our accounting for complex transactions, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Management's assessment of these actions, which we believe remediated the material weakness in internal control over financial reporting, was completed as of September 30, 2021.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger, dated as of September 16, 2021, by and among Gogoro Inc., Poema Global Holdings Corp., Starship Merger Sub I Limited and Starship Merger Sub II Limited
10.1(1)	Form of PIPE Agreement
10.2(1)	Sponsor Support Agreement, dated as of September 16, 2021, by and among Gogoro Inc., Poema Global Holdings Corp. and Poema Global Partners LLC
10.3(1)	Form of Gogoro Shareholder Lock-Up Agreement
10.4(1)	Form of Gogoro Shareholder Voting Agreement
10.5(1)	Form of Assignment and Assumption Agreement
31.1*

Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished. herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 16, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 17, 2021	POEMA GLOBAL HOLDINGS CORP.
	By:	/s/ Homer Sun
	Name:	Homer Sun
	Title:	Chief Executive Officer