Form 10-Q/A
period 2021-09-30
Poema Global Holdings Corp.
filed 2022-01-06
CIK 1826333

f

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

As of January 5, 2022, 34,500,000 Class A ordinary shares, par value $0.0001, and 8,625,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Poema Global Holdings Corp. (the "Company") as of September 30, 2021 and for the three months and nine months ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 17, 2021 (the “Q3 Form 10-Q”).

On November 17, 2021, the Company filed the Q3 Form 10-Q, which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on January 8, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by revising all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

As described above, originally the Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and revised its previously issued financial statements in Note 2 to its Q3 Form 10-Q. However, upon further consideration of the material nature of the changes, the Company determined the change in classification of the Class A ordinary shares subject to redemption and change to its presentation of earnings per share is material quantitatively and the Company should restate its previously issued financial statements.

On December 17, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that the Company’s previously issued (i) audited balance sheet as of January 8, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021 (the “Form 8-K”), (ii) unaudited interim condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 2, 2021 (the "Q1 Form 10-Q"), (iii) unaudited interim condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (the "Q2 Form 10-Q"), and (iv) unaudited interim condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 17, 2021 (collectively, the “Affected Periods”), should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for the Affected Periods.

The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective for all periods noted above. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

POEMA GLOBAL HOLDINGS CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	4

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the period from September 25, 2020 (inception) through September 30, 2020	5

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the period from September 25, 2020 (inception) through September 30, 2020	6

	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from September 25, 2020 (inception) through September 30, 2020	7

	Notes to Unaudited Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

POEMA GLOBAL HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$524,601	$—
Prepaid expenses	468,028	—
Total current assets	992,629	—
Deferred offering costs	—	436,792
Cash and investments held in Trust Account	345,112,084	—
Other non-current assets	124,380
Total Assets	$346,229,093	$436,792

Liabilities, Redeemable Ordinary shares, and Shareholders’ Equity (Deficit)
Accounts payable and accrued expenses	$1,552,700	$320,829
Promissory note — related party	112,914	98,016
Total current liabilities	1,665,614	418,845
Deferred underwriting commissions	12,075,000	—
Warrant liabilities	40,563,252	—
Total liabilities	54,303,866	418,845

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value, 34,500,000 and 0 shares subject to possible redemption, at redemption value at September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding, excluding 34,500,000 and 0 shares subject to possible redemption at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(53,075,636)	(7,053)
Total Shareholders’ Equity (Deficit)	(53,074,773)	17,947
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Equity (Deficit)	$346,229,093	$436,792

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

Note 2 — Restatement of Previously Issued Financial Statements

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

In connection with the change in presentation for the ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata to ordinary shares subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

	As Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (per form 10-Q/A filed on June 25, 2021)
Ordinary shares subject to possible redemption ($)	$314,725,210	$30,274,790	$345,000,000

Ordinary shares Class A, $0.0001 par value	303	(303)	—
Ordinary shares Class B, $0.0001 par value	863	—	863
Additional Paid in Capital	—	—	—
Accumulated Deficit	4,998,841	(30,274,487)	(25,275,646)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(30,274,790)	$(25,274,783)
Number of shares subject to redemption	31,472,521	3,027,479	34,500,000

	As Reported	Adjustment	As Restated
Statement of Operations for the three months ended March 31, 2021 (per form 10-Q/A filed on June 25, 2021)
Weighted average shares outstanding of Class A ordinary shares	34,500,000	(3,066,667)	31,433,333
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.50	$0.50
Weighted average shares outstanding of Class B ordinary shares	8,536,517	(11,517)	8,525,000
Basic and diluted net income per share, Class B ordinary shares	$2.33	$(1.83)	$0.50

	As Reported	Adjustment	As Restated
Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2021 (per form 10-Q/A filed on June 25, 2021)
Sale of units in initial public offering net of offering costs and initial fair value of public warrant liabilities	$299,722,030	$(299,722,030)	$—
Class A ordinary shares subject to possible redemption	(314,725,210)	314,725,210	—
Total Shareholders’ Equity (Deficit)	$5,000,007	$(30,274,790)	$(25,274,783)

	As Reported	Adjustment	As Restated
Statement of Cash Flows for the three months ended March 31, 2021 (per form 10-Q/A filed on June 25, 2021) Supplemental disclosures of non-cash investing and financing activities
Initial value of Class A ordinary shares subject to possible redemption	$287,820,090	$(287,820,090)	$—
Change in value of Class A ordinary shares subject to possible redemption	26,905,120	(26,905,120)	—

	As Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 16, 2021)
Ordinary shares subject to possible redemption ($)	$308,739,700	$36,260,300	$345,000,000

Ordinary shares Class A, $0.0001 par value	363	(363)	—
Ordinary shares Class B, $0.0001 par value	863	—	863
Additional Paid in Capital	—	—	—
Accumulated Deficit	4,998,779	(36,259,937)	(31,261,158)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(36,260,300)	$(31,260,295)
Number of shares subject to redemption	30,873,970	3,626,030	34,500,000

	As Reported	Adjustment	As Restated
Statement of Operations for the three months ended June 30, 2021 (per form 10-Q filed on August 16, 2021)
Weighted average shares outstanding of Class A ordinary shares	34,500,000	—	34,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$(0.14)	$(0.14)
Weighted average shares outstanding of Class B ordinary shares	8,625,000	—	8,625,000
Basic and diluted net income per share, Class B ordinary shares	$(0.70)	$0.56	$(0.14)

	As Reported	Adjustment	As Restated
Statement of Operations for the six months ended June 30, 2021 (per form 10-Q filed on August 16, 2021)
Weighted average shares outstanding of Class A ordinary shares	34,500,000	(1,524,862)	32,975,138
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.34	$0.34
Weighted average shares outstanding of Class B ordinary shares	8,575,276	—	8,575,276
Basic and diluted net income per share, Class B ordinary shares	$1.62	$(1.28)	$0.34

	As Reported	Adjustment	As Restated
Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 (per form 10-Q filed on August 16, 2021)
Sale of units in initial public offering net of offering costs and initial fair value of public warrant liabilities	$299,722,030	$(299,722,030)	$—
Class A ordinary shares subject to possible redemption	(314,725,210)	314,725,210	—
Accretion of Class A ordinary shares subject to redemption	—	(45,277,970)	(45,277,970)
Balance as of March 31, 2021 (unaudited)	5,000,007	(30,274,790)	(25,274,783)
Class A ordinary shares subject to possible redemption	5,985,510	(5,985,510)	—
Total Shareholders’ Equity (Deficit)	$5,000,005	$(36,260,300)	$(31,260,295)

	As Reported	Adjustment	As Restated
Statement of Cash Flows for the six months ended June 30, 2021 (per form 10-Q filed on August 16, 2021) Supplemental disclosures of non-cash investing and financing activities
Initial value of Class A ordinary shares subject to possible redemption	$287,820,090	$(287,820,090)	$—
Change in value of Class A ordinary shares subject to possible redemption	$20,919,610	$(20,919,610)	$—

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to a failure to correctly apply the nuances of the complex accounting standards that apply to our condensed financial statements, including with respect to certain complex financial instruments, which resulted in a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Other than the implementation of the material weakness remediation activities described below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements to address the material weakness. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors disclosed in “Risk Factors” included in our final prospectus for our Initial Public Offering filed with the SEC on January 7, 2021 are hereby incorporated by reference. In addition, we identified the following additional risks.

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting related to our accounting for complex financial instruments.  If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After discussion with our independent registered public accounting firm and our management team, the audit committee of our Board of Directors concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to the financial statements provided in this report. As part of such process, we identified a material weakness in our internal control over financial reporting, related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Dated: January 6, 2022	POEMA GLOBAL HOLDINGS CORP.
	By:	/s/ Homer Sun
	Name:	Homer Sun
	Title:	Chief Executive Officer