Form 10-Q/A
period 2021-03-31
Poema Global Holdings Corp.
filed 2022-02-09
CIK 1826333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.2)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of February 9, 2022, 34,500,000 Class A ordinary shares, par value $0.0001, and 8,625,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE

Poema Global Holdings Corp. (the “Company”) is filing this Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q/A, originally filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2021 (the “Original Form 10-Q/A”) on account of the restatement of the Company’s unaudited interim financial statements and related footnote disclosures as of and for the period ended March 31, 2021.

Background of Restatement

As previously reported on its Form 8-K/A filed with the SEC on January 7, 2022, the management of the Company, in consultation with the audit committee of the Company, concluded on December 16, 2021, that the Company’s unaudited interim financial statements and related footnote disclosures as of and for the period ended March 31, 2021 filed in the Original Form 10-Q/A contained errors relating to the classification between temporary equity and permanent equity of the shares of the Company’s Class A ordinary shares subject to redemption, which the Company initially presented a portion of as permanent equity, and has determined should be classified as temporary equity. Additionally, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined that the earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares shall be adjusted. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. In light of this error, it was determined that it is appropriate to amend and restate the Company’s Original Form 10-Q/A.

Effects of Restatement

See Note 2 to the Notes to unaudited Interim Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects. The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

Internal Control Considerations

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Amendment.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results, or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Filing.

POEMA GLOBAL HOLDINGS CORP.

Form 10-Q/A

For the Quarter Ended March 31, 2021

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

POEMA GLOBAL HOLDINGS CORP.

CONDENSED BALANCE SHEETS

(AS RESTATED - SEE NOTE 2)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$693,310	$—
Prepaid expenses	853,864	—
Total Current Assets	1,547,174	—
Deferred offering costs	—	436,792
Cash and investments held in Trust Account	345,059,877	—
Total Assets	$346,607,051	$436,792

Liabilities, Redeemable Ordinary Shares, and Shareholders’ (Deficit) Equity:
Accounts payable and accrued expenses	$36,420	$320,829
Promissory note — related party	112,914	98,016
Total Current Liabilities	149,334	418,845
Deferred underwriting commissions	12,075,000	—
Warrant liabilities	14,657,500	—
Total Liabilities	26,881,834	418,845

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 and 0 shares subject to possible redemption, at redemption value of $10.00 at March 31, 2021 and December 31, 2020, respectively	345,000,000	—

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, excluding 34,500,000 and 0 shares subject to possible redemption at March 31, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(25,275,646)	(7,053)
Total Shareholders’ (Deficit) Equity	(25,274,783)	17,947
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ (Deficit) Equity	$346,607,051	$436,792

The accompanying notes are an integral part of these financial statements.

POEMA GLOBAL HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

(AS RESTATED - SEE NOTE 2)

For the Three
Months Ended
March 31,
2021
Operating costs	$368,448
Loss from operations	(368,448)

Other income (expense):
Interest income on operating account	22
Interest earned on cash and investments held in Trust Account	59,877
Offering costs allocated to warrants	(1,534,661)
Change in fair value of warrant liabilities	21,828,450
Total other income	20,353,688

Net income	$19,985,240

Weighted average shares outstanding, Class A ordinary shares	31,433,333
Basic and diluted net income per share, Class A ordinary shares	$0.50
Weighted average shares outstanding, Class B ordinary shares	8,525,000
Basic net income per share, Class B ordinary shares	$0.50

The accompanying notes are an integral part of these financial statements.

POEMA GLOBAL HOLDINGS CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY)

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

(AS RESTATED - SEE NOTE 2)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(7,053)	$17,947
Accretion of Class A ordinary shares subject to redemption, as restated	—	—	—	—	(24,137)	(45,253,833)	(45,277,970)
Net income	—	—	—	—	—	19,985,240	19,985,240
Balance as of March 31, 2021	—	$—	8,625,000	$863	$—	$(25,275,646)	$(25,274,783)

The accompanying notes are an integral part of these financial statements.

POEMA GLOBAL HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(AS RESTATED - SEE NOTE 2)

For the Three Months Ended
March 31, 2021
Cash Flows from Operating Activities:
Net income	$19,985,240
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in trust account	(59,877)
Change in fair value of warrant liabilities	(21,828,450)
Offering costs allocated to warrant liabilities	1,534,661
Changes in operating assets and liabilities:
Prepaid expenses	(853,864)
Accrued costs and expenses	36,420
Net cash used in operating activities	(1,185,870)

Cash Flows from Investing Activities:
Cash invested in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	338,100,000
Proceeds from issuance of Private Placement Warrants	9,400,000
Proceeds from promissory note — related party	14,898
Payment of offering costs	(635,718)
Net cash provided by financing activities	346,879,180

Net change in cash	693,310
Cash, beginning of period	—
Cash, end of period	$693,310

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions payable charged to additional paid-in capital	$12,075,000

The accompanying notes are an integral part of these financial statements.

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED - SEE NOTE 2)

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED - SEE NOTE 2)

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED - SEE NOTE 2)

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

Note 2 — Restatement of Previously Issued Financial Statements

In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), subtopic 10, section S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Public Shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

In connection with the change in presentation for the ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income pro rata to ordinary shares subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

	As Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (per form 10Q/A filed on June 25, 2021)
Ordinary shares subject to possible redemption ($)	$314,725,210	$30,274,790	$345,000,000

Ordinary shares Class A, $0.0001 par value	303	(303)	—
Ordinary shares Class B, $0.0001 par value	863	—	863
Additional Paid in Capital	—	—	—
Accumulated Deficit	4,998,841	(30,274,487)	(25,275,646)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(30,274,790)	$(25,274,783)
Number of shares subject to redemption	31,472,521	3,027,479	34,500,000

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED - SEE NOTE 2)

	As Reported	Adjustment	As Restated
Statement of Operations for the three months ended March 31, 2021 (per form 10Q/A filed on June 25, 2021)
Weighted average shares outstanding of Class A ordinary shares	34,500,000	(3,066,667)	31,433,333
Basic and diluted net income per share, Class A ordinary shares	$0.0	$0.50	$0.50
Weighted average shares outstanding of Class B ordinary shares	8,536,517	(11,517)	8,525,000
Basic and diluted net income per share, Class B ordinary shares	$2.33	$(1.83)	$0.50

	As Reported	Adjustment	As Restated
Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2021 (per form 10-Q/A filed on June 25, 2021)
Sale of units in initial public offering net of offering costs and initial fair value of public warrant liabilities	$299,722,030	$(299,722,030)	$—
Class A ordinary shares subject to possible redemption	(314,725,210)	314,725,210	—
Total Shareholders’ Equity (Deficit)	$5,000,007	$(30,274,790)	$(25,274,783)

	As Reported	Adjustment	As Restated
Statement of Cash Flows for the three months ended March 31, 2021 (per form 10-Q/A filed on June 25, 2021) Supplemental disclosures of non-cash investing and financing activities
Initial value of Class A ordinary shares subject to possible redemption	$287,820,090	$(287,820,090)	$—
Change in value of Class A ordinary shares subject to possible redemption	26,905,120	(26,905,120)	—

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Form 8-K by the Company with the SEC on January 7, 2021 and January 14, 2021, respectively.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 8, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 8, 2023.

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED - SEE NOTE 2)

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED - SEE NOTE 2)

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

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 5, and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the periods of change.

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

Class A ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 34,500,000 and 0 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED - SEE NOTE 2)

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

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 34,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended
	March 31, 2021
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$15,721,444	$4,263,796

Denominator:
Weighted-average shares outstanding	31,433,333	8,525,000
Basic and diluted net income per share	$0.50	$0.50

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED - SEE NOTE 2)

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED - SEE NOTE 2)

As of March 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table:

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED - SEE NOTE 2)

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED - SEE NOTE 2)

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $9,400,000. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

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

Note 6 — Related Party Transactions

Founder Shares

On September 30, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 7,187,500 shares of the Company’s Class B ordinary shares (the “Founder Shares”). On January 5, 2021, the Company effected a dividend of 0.2 of a share of Class B ordinary shares for each share of Class B ordinary shares, resulting in 8,625,000 shares of Class B ordinary shares being issued and outstanding.  The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ overallotment option was not exercised in full. On January 8, 2021, the underwriters fully exercised their over-allotment option, hence; 1,125,000 Founder Shares were no longer subject to forfeiture, resulting in an aggregate of 8,625,000 Founder Shares outstanding at March 31, 2021.

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED - SEE NOTE 2)

Administrative Services Agreement

The Company entered into an agreement, commencing January 5 2021 through the earlier of the consummation of a business combination or our liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 in expenses in connection with such services for the period from January 5, 2021 to March 31, 2021 and $30,000 Due to related party as of March 31, 2021.

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

Note 8 — Shareholders’ Equity

Preference shares — The Company is authorized to issue a total of 5,000,000 shares of preference shares at par value of $0.0001 each. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A ordinary shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each.  At March 31, 2021 and December 31, 2020, there were 34,500,000 and 0 shares issued and outstanding, all of which are subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue a total of  50,000,000 Class B ordinary shares at par value of $0.0001 each.  At March 31, 2021 and December 31, 2020, there were 8,625,000 shares issued and outstanding.

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED - SEE NOTE 2)

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	$345,059,877	$345,059,877	$—	$—
	$345,059,877	$345,059,877	$—	$—
Liabilities:
Public Warrants: Liabilities	$9,487,500	$9,487,500	$—	$—
Private Placement Warrants: Liabilities	5,170,000	—	—	5,170,000
	$14,657,500	$9,487,500	$—	$5,170,000

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED - SEE NOTE 2)

The key inputs into the Modified Black Scholes calculation as of January 8, 2021 and March 31, 2021 were as follows:

	(Initial Measurement) January 8, 2021	March 31, 2021
Inputs
Risk-free interest rate	0.65%	1.13%
Expected term (years)	1.0	0.88
Expected volatility	25%	23%
Notional Exercise price	$11.50	$11.50

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Warrant
Liability
Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Placement Warrants	42,050,521
Transfer of Public Warrants to Level 1	(9,487,500)
Change in fair value of derivative warrant liabilities	(27,393,021)
Derivative warrant liabilities at March 31, 2021	$5,170,000

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

Going Concern Considerations

As of March 31, 2021, we had approximately $0.7 million in operating cash, and working capital of approximately $1.4 million.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 8, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 8, 2023.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net income of $19,985,240, which consisted of change in fair value of warrant liability of $21,828,450, interest income on bank operating account of $22 and $59,877 in investment income earned on the Trust Account, that offsets $368,448 of general and administrative expenses and offering costs allocated to warrants of $1,534,661.

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

Investments Held in Trust Account

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

Class A ordinary shares subject to possible redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 34,500,000 and 0 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Net income per ordinary shares

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 34,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period.

Our condensed statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021 and re-evaluated our prior position on accounting for redeemable ordinary shares. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its March 31, 2021 financial statements to reclassify the Company’s redeemable ordinary shares, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021.

Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness described above resulted in the restatement of the Company’s unaudited financial statements as of and for the periods ended March 31, 2021.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our prior period financial statements included in Note 2 of the accompanying financial statements of this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on January 7, 2021 and the Form 10-Q/A filed with the SEC on January 6, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

Exhibit Number	Description
1.1	Underwriting Agreement among the Company and Citigroup Global Markets Inc. and UBS Securities LLC (USA) LLC [1]
3.1	Amended and Restated Memorandum and Articles of Association [1]
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company
10.1	Private Placement Warrant Purchase Agreement between the Company and the Sponsor [1]
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company [1]
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein [1]
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors [1]
10.5	Administrative Services Agreement between the Company and the Sponsor [1]
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
[1]	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 11, 2021 and incorporated by reference herein.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POEMA GLOBAL HOLDINGS CORP.

Date: February 9, 2022	By:	/s/ Homer Sun
	Name:	Homer Sun
	Title:	Chief Executive Officer