Form 10-Q/A
period 2021-06-30
Poema Global Holdings Corp.
filed 2022-02-09
CIK 1826333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

EXPLANATORY NOTE

Poema Global Holdings Corp. (the “Company”) is filing this Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2021 (the “Original Form 10-Q”) on account of the restatement of the Company’s unaudited interim financial statements and related footnote disclosures as of and for the period ended June 30, 2021.

Background of Restatement

As previously reported on its Form 8-K/A filed with the SEC on January 7, 2022, the management of the Company, in consultation with the audit committee of the Company, concluded on December 16, 2021, that the Company’s unaudited interim financial statements and related footnote disclosures as of and for the period ended June 30, 2021 filed in the Original Form 10-Q contained errors relating to the classification between temporary equity and permanent equity of the shares of the Company’s Class A ordinary shares subject to redemption, which the Company initially presented a portion of as permanent equity, and has determined should be classified as temporary equity. Additionally, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined that the earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares shall be adjusted. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. In light of this error, it was determined that it is appropriate to amend and restate the Company’s Original Form 10-Q.

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

POEMA GLOBAL HOLDINGS CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

POEMA GLOBAL HOLDINGS CORP.

CONDENSED BALANCE SHEETS

(AS RESTATED - SEE NOTE 2)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$624,914	$—
Prepaid expenses	473,669	—
Total Current Assets	1,098,583	—
Deferred offering costs	—	436,792
Other non-current assets	242,349	—
Cash and investments held in Trust Account	345,077,870	—
Total Assets	$346,418,802	$436,792

Liabilities, Redeemable Ordinary Shares, and Shareholders’ (Deficit) Equity:
Accounts payable and accrued expenses	$144,202	$320,829
Promissory note — related party	112,914	98,016
Total Current Liabilities	257,116	418,845
Deferred underwriting commissions	12,075,000	—
Warrant liabilities	20,346,981
Total Liabilities	32,679,097	418,845

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 and 0 shares subject to possible redemption, at redemption value of $10.00 at June 30, 2021 and December 31, 2020, respectively	345,000,000	—

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, excluding 34,500,000 and 0 shares subject to possible redemption at June 30 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(31,261,158)	(7,053)
Total Shareholders’ (Deficit) Equity	(31,260,295)	17,947
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ (Deficit) Equity	$346,418,802	$436,792

The accompanying notes are an integral part of these unaudited condensed financial statements.

POEMA GLOBAL HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(AS RESTATED - SEE NOTE 2)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Operating costs	$314,044	$682,491
Loss from operations	$(314,044)	$(682,491)

Other income (expense):
Interest income on operating account	20	42
Interest earned on cash and investments held in Trust Account	17,993	77,870
Offering costs allocated to warrant liabilities	—	(1,534,661)
Change in fair value of warrant liabilities	(5,689,481)	16,138,969
Total other income (expense)	(5,671,468)	14,682,220

Net income (loss)	$(5,985,512)	$13,999,729

Weighted average shares outstanding, Class A ordinary shares	34,500,000	32,975,138
Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.14)	$0.34
Weighted average shares outstanding, Class B ordinary shares	8,625,000	8,575,276
Basic net income (loss) per share, Class B ordinary shares	$(0.14)	$0.34

The accompanying notes are an integral part of these unaudited condensed financial statements.

POEMA GLOBAL HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(AS RESTATED - SEE NOTE 2)

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(7,053)	$17,947
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(24,137)	(45,253,833)	(45,277,970)
Net income	—	—	—	—	—	19,985,240	19,985,240
Balance as of March 31, 2021	—	—	8,625,000	863	—	(25,275,646)	(25,274,783)
Net loss	—	—	—	—	—	(5,985,512)	(5,985,512)
Balance as of June 30, 2021	—	$—	8,625,000	$863	$—	$(31,261,158)	$(31,260,295)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POEMA GLOBAL HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(AS RESTATED)

Cash Flows from Operating Activities:
Net income	$13,999,728
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in trust account	(77,870)
Change in fair value of warrant liabilities	(16,138,969)
Offering costs allocated to warrant liabilities	1,534,661
Changes in operating assets and liabilities:
Prepaid expenses	(473,669)
Other non-current assets	(242,349)
Accounts payable and accrued expenses	144,202
Net cash used in operating activities	(1,254,266)

Cash Flows from Investing Activities:
Cash invested in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	338,100,000
Proceeds from issuance of Private Placement Warrants	9,400,000
Proceeds from promissory note — related party	14,898
Payment of offering costs	(635,718)
Net cash provided by financing activities	346,879,180

Net change in cash	624,914
Cash, beginning of period	—
Cash, end of period	$624,914

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions payable charged to additional paid-in capital	$12,075,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED)

Note 1 — Organization and Business Operations

Poema Global Holdings Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 25, 2020 The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED)

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

(AS RESTATED)

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED)

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

	As Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 16, 2021)
Ordinary shares subject to possible redemption ($)	$308,739,700	$36,260,300	$345,000,000

Ordinary shares Class A, $0.0001 par value	363	(363)	—
Ordinary shares Class B, $0.0001 par value	863	—	863
Additional Paid in Capital	—	—	—
Accumulated Deficit	4,998,779	(36,259,937)	(31,261,158)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(36,260,300)	$(31,260,295)
Number of shares subject to redemption	30,873,970	3,626,030	34,500,000

	As Reported	Adjustment	As Restated
Statement of Operations for the three months ended June 30, 2021 (per form 10-Q filed on August 16, 2021)
Weighted average shares outstanding of Class A ordinary shares	34,500,000	—	34,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$(0.14)	$(0.14)
Weighted average shares outstanding of Class B ordinary shares	8,625,000	—	8,625,000
Basic and diluted net income per share, Class B ordinary shares	$(0.70)	$0.56	$(0.14)

	As Reported	Adjustment	As Restated
Statement of Operations for the six months ended June 30, 2021 (per form 10-Q filed on August 16, 2021)
Weighted average shares outstanding of Class A ordinary shares	34,500,000	(1,524,862)	32,975,138
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.34	$0.34
Weighted average shares outstanding of Class B ordinary shares	8,575,276	—	8,575,276
Basic and diluted net income per share, Class B ordinary shares	$1.62	$(1.28)	$0.34

	As Reported	Adjustment	As Restated
Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 (per form 10-Q filed on August 16, 2021)
Sale of units in initial public offering net of offering costs and initial fair value of public warrant liabilities	$299,722,030	$(299,722,030)	$—
Class A ordinary shares subject to possible redemption	(314,725,210)	314,725,210	—
Balance as of June 30, 2021 (unaudited)	5,000,007	(30,274,790)	(25,274,783)
Accretion of Class A ordinary shares subjection to possible redemption	—	(45,277,970)	(45,277,970)
Class A ordinary shares subject to possible redemption	5,985,510	(5,985,510)	—
Total Shareholders’ Equity (Deficit)	$5,000,005	$(36,260,300)	$(31,260,295)

	As Reported	Adjustment	As Restated
Statement of Cash Flows for the six months ended June 30, 2021 (per form 10-Q filed on August 16, 2021) Supplemental disclosures of non-cash investing and financing activities
Initial value of Class A ordinary shares subject to possible redemption	$287,820,090	$(287,820,090)	$—
Change in value of Class A ordinary shares subject to possible redemption	20,919,610	(20,919,610)	—

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED)

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30,2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus, the Form 8-K, and the Form 10-Q filed by the Company with the SEC on January 7, 2021, January 14, 2021, and May 25, 2021, respectively.

Going Concern

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 8, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 8, 2023.

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED)

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED)

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

Class A ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 34,500,000 and 0 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED)

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 34,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(4,788,410)	$(1,197,102)	$11,110,431	$2,889,298

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	3,295,138	8,575,276

Basic and diluted net (loss) income per share	$(0.14)	$(0.14)	$0.34	$0.34

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED)

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

As of June 30, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(27,085,950)
Ordinary shares issuance costs	(18,192,020)
Plus:
Accretion of carrying value to redemption value	45,277,970

Contingently redeemable ordinary shares	$345,000,000

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED)

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED)

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

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $9,400,000 in a private placement. portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

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

(AS RESTATED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing January 5 2021 through the earlier of the consummation of a business combination or our liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. The Company incurred $60,000 and $30,000 in expenses in connection with such services for the period from January 5, 2021 to June 30, 2021, respectively, and $60,000 Due to related party as of June 30, 2021.

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED)

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED)

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

The key inputs into the Modified Black Scholes calculation as of June 30, 2021 were as follows:

June 30, 2021
Inputs
Risk-free interest rate	1.00%
Expected term (years)	0.76%
Expected volatility	10.00%
Notional Exercise price	$11.50

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Warrant
Liability
Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Placement Warrants	42,050,521
Transfer of Public Warrants to Level 1	(9,487,500)
Change in fair value of derivative warrant liabilities	(27,393,021)
Derivative warrant liabilities as of March 31, 2021	5,170,000
Change in fair value of derivative warrant liabilities	2,016,956
Derivative warrant liabilities as of June 30, 2021	$7,186,956

POEMA GLOBAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED)

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

Our sponsor is Poema Global Partners, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on January 5, 2021. On January 8, 2021, the Company consummated the Initial Public Offering of 34,500,000 units (the “units”) at $10.00 per unit, generating gross proceeds of $345,000,000. Each unit consists of one Class A ordinary share and one-half of one warrant to purchase one Class A ordinary share. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,400,000 warrants (the “private placement warrants”) at a price of $1.00 per private placement warrant in a private placement to Poema Global Partners, LLC, generating gross proceeds of $9,400,000.

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

For the three months ended June 30, 2021, we had net loss of $13,999,729 which consisted of $682,491 of general and administrative expenses, and change in fair value of warrant liability of $16,138,969, that offsets the interest income on bank operating account of $42 and $77,870 in investment income earned on the Trust Account.

For the six months ended June 30, 2021, we had net income of $(5,985,512) which consisted of change in fair value of warrant liability of $(5,689,481), interest income on bank operating account of $20 and $17,993 in investment income earned on the Trust Account, that offsets $314,044 of general and administrative expenses and offering costs allocated to warrants of $—.

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

Class A ordinary shares subject to possible redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 34,500,000 and 0 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company's condensed balance sheets.

Net income (loss) per ordinary shares

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 34,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021 and re-evaluated our prior position on accounting for redeemable ordinary shares. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its June 30, 2021 financial statements to reclassify the Company’s redeemable ordinary shares, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021.

Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness described above resulted in the restatement of the Company’s unaudited financial statements as of and for the periods ended June 30, 2021.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

Exhibit	Description
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2022	Poema Global Holdings Corp.
	By:	/s/ Homer Sun
	Name:	Homer Sun
	Title:	Chief Executive Officer