Form 10-K
period 2021-12-31
Poema Global Holdings Corp.
filed 2022-03-30
CIK 1826333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-39844

POEMA GLOBAL HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1561530
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Natoma St., 2F
San Francisco, CA
United States of America	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code : +1 415 432 8880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	PPGHU	The Nasdaq Stock Market LLC
Class A ordinary shares , $0.0001 par value	PPGH	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	PPGHW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The registrant’s units began trading on Nasdaq Capital Market (“Nasdaq”) on January 6, 2021 and the registrant’s Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and warrants began trading on the Nasdaq on February 26, 2021.

The aggregate market value of the voting shares held by non-affiliates of the registrant on June 30, 2021, computed by reference to the closing price for such shares on the Nasdaq Stock Market (“Nasdaq”) on such date, was $333,960,000.

There were 34,500,000 Class A ordinary shares and 8,625,000 Class B ordinary shares of the registrant outstanding on March 29, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

POEMA GLOBAL HOLDINGS CORP.

i

CERTAIN TERMS

References to the “Company,” “Poema Global,” “our,” “us” or “we” refer to Poema Global Holdings Corp., a blank check company incorporated in the Cayman Islands on September 25, 2020 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Poema Global Partners LLC, a Cayman Islands limited liability company. References to “initial shareholders” refer to our Sponsor, Teresa Barger, Richard Hart, Christina Kosmowski and Gary Wojtaszek. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to “public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares. References to “public warrants” are to our warrants sold as part of the units in our initial public offering.

ii

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Report”) or (“Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our proposed business combination with Gogoro Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Gogoro”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.Business.

Company Overview

We are a blank check company incorporated in the Cayman Islands on September 25, 2020 and formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies.

On September 30, 2020, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On December 14, 2020, our Sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. These 100,000 shares will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On January 5, 2021, we effected a share dividend, resulting in 8,625,000 Class B ordinary shares issued and outstanding.

The registration statement for our initial public offering was declared effective on January 5, 2021. On January 8, 2021, we consummated our initial public offering of 34,500,000 units, at $10.00 per unit, generating gross proceeds of $345,000,000. Each unit consisted of one Class A ordinary share and one-half of one redeemable warrant. Each public warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share.

Simultaneously with the closing of our initial public offering, we consummated the sale of 9,400,000 warrants at a price of $1.00 per warrant in a private placement (the “private placement warrants”) to our Sponsor, generating gross proceeds of $9,400,000. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in a trust account. If we do not complete a business combination within 24 months from the consummation of the initial public offering, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law).

The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the trust account if we do not consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of ordinary shares issued and outstanding upon the completion of our initial public offering plus the total number of Class A ordinary shares issued, deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued to any seller in the initial business combination and any private placement warrants issued to our Sponsor, its affiliates or any member of our management team upon conversion of any working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

We are an “emerging growth company” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates is less than $250 million as of the end of that year’s second fiscal quarter or (2) our annual revenues are less than $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is less than $700 million as of the end of that year’s second fiscal quarter.

Proposed Business Combination

On September 16, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gogoro, an exempted company incorporated with limited liability under the laws of Cayman Islands, Starship Merger Sub I Limited, an exempted company incorporated with limited liability under the laws of Cayman Islands and a wholly-owned subsidiary of Gogoro (“Merger Sub”) and Starship Merger Sub II Limited, an exempted company incorporated with limited liability under the laws of Cayman Islands and a wholly-owned subsidiary of Gogoro (“Merger Sub II”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, (i) Merger Sub will merge with and into Poema Global (the “First Merger”), with Poema Global surviving the First Merger as a wholly owned subsidiary of Gogoro, and (ii) Poema Global will merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, collectively, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly-owned subsidiary of Gogoro (the “Business Combination”).

The Merger Agreement and the transaction contemplated thereby were approved by the board of directors of each of Poema Global and Gogoro Inc. On November 18, 2021, Gogoro Inc. filed a preliminary proxy statement on Form F-4 (File No: 333-261181) (as amended, the “Registration Statement”) relating to the Business Combination. On March 17, 2022, the Registration Statement was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). We have filed a definitive proxy statement with the SEC and mailed the definitive proxy statement to our shareholders. The Business Combination is expected to close in April 2022, subject to approval by our shareholders and other customary closing conditions.

The Business Combination

Pursuant to the Merger Agreement and subject to the approval of the Poema Global shareholders, among other things, (i) immediately prior to the effective time of the First Merger (the “First Effective Time”), each Class B ordinary share of Poema Global, par value $0.0001 per share, outstanding immediately prior to the First Effective Time will be automatically converted into one Class A ordinary share of Poema Global, par value $0.0001 per share and, after giving effect to such automatic conversion and the Unit Separation (as defined below), at the First Effective Time and as a result of the First Merger, each issued and outstanding Class A ordinary share will no longer be outstanding and will automatically be converted into the right of the holder thereof to receive one ordinary share of Gogoro (“Gogoro Ordinary Share”) after giving effect to the Recapitalization (as defined below), and (ii) each issued and outstanding warrant of Poema Global sold to the public and to the Sponsor, in a private placement in connection with Poema Global’s initial public offering (“Poema Global Warrants”) will automatically and irrevocably be assumed by Gogoro and converted into a corresponding warrant exercisable for Gogoro Ordinary Shares (“Gogoro Warrants”). Immediately prior to the First Effective Time, the Class A ordinary shares and the public warrants comprising each issued and outstanding unit of Poema Global, consisting of one Class A ordinary share and one-half of one public warrant, will be automatically separated (“Unit Separation”) and the holder thereof will be deemed to hold one Class A ordinary share and one-half of one public warrant. No fractional public warrants will be issued in connection with the Unit

Separation such that if a holder of such Poema Global Units would be entitled to receive a fractional public warrant upon such separation, the number of public warrants to be issued to such holder upon such separation will be rounded down to the nearest whole number of public warrants and no cash will be paid in lieu of such fractional public warrants.

Immediately prior to the First Effective Time, (i) each series C preferred shares of Gogoro (“Gogoro Series C Preferred Shares”), outstanding immediately prior to the First Effective Time, will be repurchased by Gogoro for cash consideration in an amount equal to the initial subscription price for such Gogoro Series C Preferred Shares and each holder of a Gogoro Series C Preferred Share will, immediately upon receipt of such cash consideration, apply such amount to the subscription for one Gogoro Ordinary Share; (ii) the amended and restated memorandum and articles of association of Gogoro shall be adopted and become effective, and (iii) Gogoro shall effect a share subdivision of each Gogoro Ordinary Share into such number of Gogoro Ordinary Shares equal to the Subdivision Factor, such that each Gogoro Ordinary Share will have a value of $10.00 per share after giving effect to such share subdivision (the “Share Subdivision”) (items (i) through (iii), the “Recapitalization”).

The “Subdivision Factor” is a number resulting from dividing (i) the Gogoro Equity Value by (ii) the product of (x) the Aggregate Fully Diluted Gogoro Shares, and (y) 10. The “Gogoro Equity Value” (being $2,011,251,500) is the value of Gogoro as adjusted by its cash and indebtedness as of June 30, 2021. The “Aggregate Fully Diluted Gogoro Shares” means, without duplication, (i) the aggregate number of Gogoro Ordinary Shares that are issued and outstanding immediately prior to the Share Subdivision (including restricted shares (whether vested or unvested) granted under Gogoro’s equity incentive plans) and (ii) the aggregate number of Gogoro Ordinary Shares that are reserved for issuance under the Gogoro’s equity incentive plans (whether or not issuable in respect of a specific equity or equity-linked award). As of the date hereof, Gogoro has 20,000,000 redeemable preferred shares in issue, which will be redeemed by Gogoro prior to the Closing (as defined in the Merger Agreement).

Conditions to Closing

The consummation of the Business Combination is conditioned upon, among other things: (i) receipt of the required approval by the Poema Global shareholders; (ii) receipt of the required approval by the Gogoro shareholders; (iii) after giving effect to the exercise of the redemption rights of the Poema Global shareholders (the “Poema Global Shareholder Redemption”), Poema Global having at least $5,000,001 of net tangible assets immediately after the First Effective Time; (iv) the absence of any law or governmental order enjoining, prohibiting or making illegal the consummation of the Mergers; (v) the approval for listing of Gogoro Ordinary Shares, Gogoro Warrants, Gogoro Ordinary Shares underlying Gogoro Warrants to be issued in connection with the Mergers upon the Closing and the Earnout Shares (as defined below) on the Nasdaq, subject only to official notice of issuance thereof; (vi) effectiveness of the Registration Statement in accordance with the Securities Act and the absence of any stop order issued by the SEC which remains in effect with respect to the Registration Statement; and (vii) completion of the Recapitalization in accordance with the terms of the Merger Agreement and Gogoro’s organizational documents.

The obligations of Gogoro, Merger Sub and Merger Sub II to consummate the Business Combination is also conditioned upon, among other things: (i) the accuracy of the representations and warranties of Poema Global (subject to certain materiality standards set forth in the Merger Agreement); (ii) material compliance by Poema Global with its pre-closing covenants; (iii) the funds contained in Poema Global’s trust account (after giving effect to the Poema Global Shareholder Redemption and net of any unpaid or contingent liabilities of Poema Global including any deferred underwriting commissions and transaction expenses), together with the aggregate amount of proceeds from any PIPE Financing (as defined below) and any amount raised pursuant to the permitted equity financing prior to the Closing, equaling or exceeding $400,000,000 (the “Minimum Available Cash Condition”); (iv) the absence of any event that would or would reasonably be expected to, individually or in the aggregate, prevent or materially delay or materially impair the ability of Poema Global to consummate the Business Combination or otherwise have a material adverse effect on the Business Combination; and (v) the Sponsor Support Agreement (as defined below) being in full force and effect.

The obligations of Poema Global to consummate the Business Combination is also conditioned upon, among other things: (i) the accuracy of the representations and warranties of Gogoro (subject to certain materiality standards set forth in the Merger Agreement); (ii) material compliance by Gogoro with its pre-closing covenants; and (iii) the absence of any effect, development, circumstance, fact, change or event since the date of the Merger Agreement that has had a material adverse effect on (x) Gogoro and its subsidiaries (taken as a whole) or the results of operations or financial condition of Gogoro and its subsidiaries, in each case, taken as a whole or (y) the ability of Gogoro and its subsidiaries to consummate the Business Combination.

Covenants

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Business Combination and efforts to satisfy conditions to the consummation of the Business Combination. The Merger Agreement also contains additional covenants of the parties, including, among others, (i) a covenant providing for Poema Global and Gogoro to cooperate in the preparation of the Registration Statement, (ii) covenants requiring Poema Global to establish a record date for, duly call and give notice of, convene and hold an extraordinary general meeting of the Poema Global shareholders as promptly as practicable following the date that the Registration Statement is declared effective by the SEC under the Securities Act, (iii) covenants requiring Gogoro to establish a record date for, duly call and give notice of, convene and hold an extraordinary general meeting of the Gogoro shareholders as promptly as practicable following the date that the Registration Statement is declared effective by the SEC under the Securities Act, and (iv) covenants prohibiting Poema Global and Gogoro from, among other things, soliciting or negotiating with third parties regarding alternative transactions and agreeing to certain related restrictions and ceasing discussions regarding alternative transactions.

Representations and Warranties

The Merger Agreement contains representations and warranties of Gogoro and its subsidiaries, including Merger Sub and Merger Sub II, relating, among other things, to corporate organization; Gogoro’s subsidiaries; capitalization; the authorization, performance and enforceability against Gogoro of the Merger Agreement and the requisite shareholder approval; absence of conflicts; governmental consents and filings; capitalization of Gogoro and its subsidiaries; financial statements and absence of changes; absence of undisclosed liabilities; litigation; compliance with laws; material contracts; possession of requisite governmental permits and approvals; employee benefits; labor relations; real property; intellectual property; privacy and data security; tax matters; insurance; environmental matters; broker’s fees; product liability; related party transactions; supplied information; and international trade and anti-corruption.

The Merger Agreement contains representations and warranties of Poema Global, relating, among other things, to corporate organization; capitalization; the authorization, performance and enforceability against Poema Global of the Merger Agreement; absence of conflicts; required consents and filings; compliance with laws and possession of requisite governmental permits and approvals; reports filed with the SEC, financial statements and compliance with the Sarbanes-Oxley Act; litigation; business activities and absence of changes; employees; material contracts; the Nasdaq listing; absence of undisclosed liabilities; Poema Global’s trust account; tax matters; related party transactions; status under the Investment Company Act of 1940, as amended, and the Jumpstart Our Business Startups Act of 2012; and broker’s fees.

The representations and warranties made in the Merger Agreement will not survive the consummation of the Mergers.

Earnout

The Merger Agreement provides that, from and after the Closing Date (as defined in the Merger Agreement) until the sixth anniversary of the Closing Date (the “Earnout Period”), Gogoro may issue up to 12,000,000 Gogoro Ordinary Shares (the “Earnout Shares”) to persons who are Gogoro’s shareholders immediately prior to the First Effective Time (the “Earnout Participants”) and in accordance with each Earnout Participant’s Pro Rata Portion. Subject to the terms and conditions contemplated by the Merger Agreement, one-third of the Earnout Shares are issuable if over any twenty trading days within any thirty trading day period during the Earnout Period the volume-weighted average price of the Gogoro Ordinary Shares is greater than or equal to $15.00, $17.50 and $20.00, respectively (each, an “Earnout Event”). Any fractional shares shall be rounded down to the nearest whole number and payment for such fraction shall be made in cash in lieu of any such fractional share based on a value equal to applicable target price. “Pro Rata Portion” means, with respect to each Earnout Participant, a number of Gogoro Ordinary Shares equal to the quotient obtained by dividing (i) the aggregate number of Gogoro Ordinary Shares held by such Earnout Participant following the Recapitalization and immediately prior to the First Effective Time by (ii) the aggregate number of Gogoro Ordinary Shares held by all Earnout Participants following the Recapitalization and immediately prior to the First Effective Time.

Equity Plan and Incentive Awards

The Merger Agreement provides that, prior to the Closing Date, Gogoro shall adopt an equity plan that provides for (i) an initial number of Gogoro Ordinary Shares reserved for issuance thereunder equal to approximately 10% of Gogoro Ordinary Shares outstanding as of immediately after the First Effective Time, calculated on an outstanding basis (and, for the avoidance of doubt, not including the Earnout Shares, the Sponsor Earn-In Shares (as defined below) or shares subject to the Gogoro Warrants) (the “EIP Initial Share Reserve”) and (ii) an automatic annual increase to such share reserve beginning the first day of each fiscal year after the First Effective Time, equal to the least of: (1) the EIP Initial Share Reserve, (2) 3% of the number of Gogoro Ordinary Shares outstanding on the last day of the immediately preceding fiscal year, or (3) such lesser number as determined by the plan administrator.

The Merger Agreement also provides that at or following the Closing Date, to incentivize the employees and other service providers of Gogoro and its affiliates that continue to serve Gogoro and its subsidiaries on and following the Closing Date (each, a “Continuing Employee”), Gogoro will grant certain incentive awards covering up to an aggregate of 3% of the outstanding Gogoro Ordinary Shares, calculated on an outstanding basis (and, for the avoidance of doubt, not including the Earnout Shares, the Sponsor Earn-In Shares or shares subject to the Gogoro Warrants) (the “Incentive Award Pool”). One-third of the incentive awards under the Incentive Award Pool shall vest upon the occurrence of an Earnout Event during the Earnout Period, subject to the Continuing Employee’s continued service to Gogoro or any of its subsidiaries through each such Earnout Event.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Mergers, including: (i) by mutual written consent of Poema Global and Gogoro; (ii) by either Poema Global or Gogoro if any law or governmental order (other than a temporary restraining order) is in effect that permanently restrains, enjoins, makes illegal or otherwise prohibits the consummation of the Mergers; (iii) by either Poema Global or Gogoro if the Mergers have not occurred by 11:59 p.m., Hong Kong time, on March 31, 2022 (the “Termination Date”); (iv) by either Poema Global or Gogoro upon a breach of or failure to perform any representations, warranties, covenants or other agreements set forth in the Merger Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot or has not been cured within the earlier of 45 days’ following the receipt of notice from the non-breaching party and five business days prior to the Termination Date; (v) by either Poema Global or Gogoro if the Poema Global shareholder approval or Gogoro shareholder approval is not obtained at their respective shareholder meetings; or (vi) by Gogoro if the Minimum Available Cash Condition becomes incapable of being satisfied without any amendments, modifications, supplements or waivers to the Merger Agreement or the PIPE Agreements (as defined below).

The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Merger Agreement. The Merger Agreement has been included to provide investors with information regarding its terms. It is not intended to provide any other factual information about the parties to the Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the Merger Agreement, which were made only for purposes of the Merger Agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in Poema Global’s public disclosures.

PIPE Financing

Concurrently with the execution of the Merger Agreement, certain investors entered into certain share subscription agreements (each, a “PIPE Agreement”) pursuant to which the PIPE Investors have committed to subscribe for and purchase Gogoro Ordinary Shares at $10.00 per share for an aggregate purchase price of $257,320,000 (the “Initial PIPE Financing”). The PIPE Investors include existing shareholders or affiliates of Gogoro or Sponsor and various strategic partners. On January 18, 2022, certain investors entered into additional share subscription agreements and committed to purchase Gogoro Ordinary Shares at a price of $10.00 per share for an aggregate purchase price of $27,500,000 (the “Additional PIPE Financing”). On March 21, 2022, Taishin Venture Capital Investment Co. entered into a share subscription agreement and committed to subscribe for and purchase 1,000,000 Gogoro Ordinary Shares at $10.00 per share for an aggregate purchase price of $10,000,000 (together with the Initial PIPE Financing and the Additional PIPE Financing, the “PIPE Financing”). Under the PIPE Agreements, the obligations of the parties to consummate the PIPE Financing are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) the absence of a legal prohibition on consummating the PIPE Financing, (ii) all conditions precedent under the Merger Agreement having been satisfied or waived, (iii) the accuracy of representations and warranties in all material respects and (iv) material compliance with covenants.

Certain Related Agreements

The Merger Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Sponsor Support Agreement

Concurrently with the execution and delivery of the Merger Agreement, Gogoro, Poema Global and Sponsor have entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which Sponsor agreed to, among other things, (i) attend any Poema Global shareholder meeting to establish a quorum for the purpose of approving the Poema Global transaction proposals; (ii) vote Class B ordinary shares, Class A ordinary shares underlying Poema Global Warrants or any other Poema Global shares (or any securities convertible into or exercisable or exchangeable for Poema Global shares) acquired by Sponsor (collectively, the “Sponsor Subject Shares”) in favor of the Poema Global transaction proposals, including the approval of the Merger Agreement and the transactions contemplated thereby; and (iii) vote all Sponsor Subject Shares against (A) other than in connection with the Transactions (as defined in the Merger Agreement), any Alternative Transaction Proposal (as defined in the Merger Agreement) involving Poema Global, (B) allowing Poema Global to execute or enter into, any agreement related to an Alternative Transaction Proposal, and (C) entering into any agreement, or agreement in principle requiring Poema Global to impede, abandon, terminate or fail to consummate the transactions contemplated by the Merger Agreement or breach its obligations thereunder, which, in each of cases (A) and (C), would be reasonably likely to in any material respect impede, interfere with, delay or attempt to discourage, frustrate the purposes of, result in a breach by Poema Global of, prevent or nullify any provision of the Merger Agreement or any other Transaction Agreement (as defined in the Merger Agreement), the Mergers or any other Transaction or change in any manner the voting rights of any class of Poema Global’s share capital.

Pursuant to the Sponsor Support Agreement, Sponsor, among other things, also agreed not to transfer any Gogoro Ordinary Shares held by it immediately after the First Effective Time (other than the Sponsor Earn-In Shares) (such Gogoro Ordinary Shares, the “Sponsor Locked-Up Shares”) during a period of six months from and after the Closing Date, subject to customary exceptions. The lock-up requirements will cease to apply after the date on which the closing price of the Gogoro Ordinary Shares equals or exceeds $17.50 per share for any twenty trading days within any consecutive thirty trading day period after the Closing Date.

The Sponsor Support Agreement also provides that 6,393,750 of the Gogoro Ordinary Shares (the “Sponsor Earn-In Shares”) held by Sponsor immediately after the First Effective Time shall become unvested and subject to forfeiture. Subject to the terms and conditions contemplated by the Sponsor Support Agreement, one-third of the Sponsor Earn-In Shares will vest upon the occurrence of an Earnout Event during the Earnout Period. Any Sponsor Earn-In Shares, to the extent not vested upon expiration of the Earnout Period, shall be forfeited by Sponsor to Gogoro for no consideration and Sponsor shall surrender such Sponsor Earn-In Shares to Gogoro upon which such Sponsor Earn-In Shares shall be cancelled.

Registration Rights Agreement

At the Closing, Gogoro, Sponsor and certain shareholders of Gogoro will enter into a Registration Rights Agreement (the “Registration Rights Agreement”) containing customary registration rights for Sponsor and certain shareholders of Gogoro who are parties to that agreement.

Gogoro Shareholder Lock-Up Agreements

Concurrently with the execution and delivery of the Merger Agreement, Gogoro, Poema Global and certain Gogoro shareholders (the “Gogoro Lock-Up Shareholders”) have entered into certain Lock-Up Agreements (the “Gogoro Shareholder Lock-Up Agreements”), pursuant to which, each Gogoro Lock-Up Shareholder agreed not to transfer (i) any Gogoro Ordinary Shares held by such Gogoro Lock-Up Shareholder immediately after the First Effective Time, (ii) any Gogoro Ordinary Shares issuable upon the exercise of options or warrants to purchase Gogoro Ordinary Shares held by such Gogoro Lock-Up Shareholder immediately after the First Effective Time (along with such options or warrants themselves), (iii) any Gogoro Ordinary Shares acquirable upon the conversion, exercise or exchange of any securities convertible into or exercisable or exchangeable for Gogoro Ordinary Shares held by such Gogoro Lock-Up Shareholder immediately after the First Effective Time (along with such securities themselves) and (iv) any Earnout Shares to the extent issued pursuant to the Merger Agreement (such Gogoro Ordinary Shares, options, warrants and securities, collectively, the “Gogoro Shareholder Locked-Up Shares”) during the applicable lock-up period, subject to customary exceptions. For each Gogoro Lock-Up Shareholder who is not a member of Gogoro’s management, the applicable lock-up period will be (i) with respect to 50% of such Gogoro Lock-Up Shareholder’s Gogoro Shareholder Locked-Up Shares, six months from and after the Closing Date, and (ii) with respect to 50% of such Gogoro Lock-Up Shareholder’s Gogoro Shareholder Locked-Up Shares, twelve months from and after the Closing Date. For each Gogoro Lock-Up Shareholder who is a member of Gogoro’s management, the applicable lock-up period will be twelve months from and after the Closing Date. The lock-up requirements will cease to apply after the date on which the closing price of the Gogoro Ordinary Shares equals or exceeds $17.50 per share for any twenty trading days within any consecutive thirty trading day period after the Closing Date.

Gogoro Shareholder Voting Agreements

Concurrently with the execution and delivery of the Merger Agreement, Gogoro, Poema Global and certain Gogoro shareholders (the “Gogoro Voting Shareholders”) have entered into certain Voting Agreements (the “Gogoro Shareholder Voting Agreements”), pursuant to which each Gogoro Voting Shareholder agreed to, among other things, (i) attend any Gogoro shareholder meeting to establish a quorum for the purpose of approving the Gogoro transaction proposals; (ii) vote Gogoro Series C Preferred Shares, Pre-Subdivision Shares (as defined in the Merger Agreement) and/or any other Pre-Subdivision Shares acquired by such Gogoro Voting Shareholder (collectively, the “Gogoro Shareholder Subject Shares”) in favor of the Gogoro transaction proposals, including the approval of the Merger Agreement and the transactions contemplated thereby; and (iii) vote all Gogoro Shareholder Subject Shares against (A) other than in connection with the Transactions, any Alternative Transaction Proposal involving Gogoro and its subsidiaries, (B) allowing Gogoro to execute or enter into, any agreement related to an Alternative Transaction Proposal, and (C) entering into any agreement, or agreement in principle requiring the Company to impede, abandon, terminate or fail to consummate the transactions contemplated by the Merger Agreement or breach its obligations thereunder, which, in each of cases (A) and (C), would be reasonably likely to in any material respect impede, interfere with, delay or attempt to discourage, frustrate the purposes of, result in a breach by Gogoro of, prevent or nullify any provision of the Merger Agreement or any other Transaction Agreement, the Mergers or any other Transaction or change in any manner the voting rights of any class of Gogoro’s share capital.

Assignment and Assumption Agreement

Immediately prior to the Closing, Gogoro, Poema Global, and Continental Stock Transfer & Trust Company (“Continental”) will enter into an assignment and assumption agreement (the “Assignment and Assumption Agreement”), pursuant to which Poema Global will assign to Gogoro all of its rights, interests, and obligations in and under the Warrant Agreement, dated January 5, 2021, by and between Poema Global and Continental, and the terms and conditions of such Warrant Agreement shall be amended and restated to, among other things, reflect the assumption of the Poema Global Warrants by Gogoro as described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain provisions designed to provide certain rights and protections relating to our initial public offering that will apply to us until the completion of our initial business combination. These provisions cannot be amended without a special resolution under Cayman Islands law. As a matter of Cayman Islands law, a resolution is deemed to be a special resolution where it has been approved by either (i) the affirmative vote of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders entitled to vote and so voting at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given; or (ii) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Other than as described above, our amended and restated memorandum and articles of association will provide that special resolutions must be approved either by at least two thirds of our shareholders who attend and vote at a general meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders.

Our initial shareholders, who will collectively beneficially own 20% of our ordinary shares upon the closing of this offering (assuming they do not purchase any units in this offering), will participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose.

Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law;
●	Prior to or in connection with our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our initial public offering or (y) amend the foregoing provisions;
●	Although we do not intend to enter into a business combination with a target business that is affiliated with our sponsor, officers or directors, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from independent investment banking firm or another independent entity that commonly renders valuation opinions that such a business combination is fair to our company from a financial point of view;
●	If a shareholder vote on our initial business combination is not required by applicable law or stock exchange listing requirements and we do not decide to hold a shareholder vote for business or other reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;
●	So long as our securities are then listed on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the net assets held in the trust account (excluding the amount of deferred underwriting commissions held in trust and taxes payable on the income earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination;

●	If our shareholders approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 8, 2023 or during any extended time in which we have to consummate a business combination or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, we will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein; and
●	We will not effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In addition, our amended and restated memorandum and articles of association provide that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

The Companies Act permits a company incorporated in the Cayman Islands to amend its memorandum and articles of association with the approval of a special resolution, which requires the approval of the holders of at least two-thirds of such company’s issued and outstanding ordinary shares who attend and vote at a general meeting or by way of unanimous written resolution. A company’s articles of association may specify that the approval of a higher majority is required but, provided the approval of the required majority is obtained, any Cayman Islands exempted company may amend its memorandum and articles of association regardless of whether its memorandum and articles of association provide otherwise. Accordingly, although we could amend any of the provisions relating to our structure and business plan which are contained in our amended and restated memorandum and articles of association, we view all of these provisions as binding obligations to our shareholders and neither we, nor our officers or directors, will take any action to amend or waive any of these provisions unless we provide dissenting public shareholders with the opportunity to redeem their public shares.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at 101 Natoma St., 2F, San Francisco, CA 94105 as our executive offices. We consider our current office space adequate for our current operations.

Employees

We currently have four executive officers: Emmanuel DeSousa, our Co-Chairman, Joaquin Rodriguez Torres, our Co-Chairman, Homer Sun, our Chief Executive Officer, and Marc Chan, our President. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently utilize office space at 101 Natoma St., 2F, San Francisco, CA 94105 as our executive offices. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our officers or directors.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our publicly traded Class A ordinary shares, public units and public warrants are currently listed on Nasdaq the under the symbols “PPGH,” “PPGHU” and “PPGHW,” respectively. Gogoro intends to list its public shares and public warrants on the Nasdaq Global Select Market under the symbols “GGR” and “GGRW” respectively, upon the Closing.

Holders

As of December 31, 2021, there were one holder of record for our units, one holder of record for our Class A ordinary shares, five holders of our Class B ordinary shares and two holders of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On September 30, 2020, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On December 14, 2020, our Sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. These 100,000 shares will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On January 5, 2021, we effected a share dividend, resulting in 8,625,000 Class B ordinary shares issued and outstanding.

Simultaneously with the closing of our initial public offering, we consummated the sale of 9,400,000 private placement warrants at a price of $1.00 per warrant to our Sponsor, generating gross proceeds of $9,400,000. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share.

Use of Proceeds

Following our initial public offering and the sale of the private placement warrants, a total of $345,000,000 was placed in the trust account, and we had $2,461,900 of cash held outside of the trust account, after payment of costs related to our initial public offering, and available for working capital purposes. We paid a total of $19,746,681 in transaction costs, including $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $771,681 of other costs. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on September 25, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company is not limited to a particular industry or geographic region for purposes of consummating a business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Results of Operations

Our entire activity since inception up to December 31, 2021 was in preparation for our formation and the initial public offering. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2021, we had net loss of $9,704,377 which consisted of $3,406,148 of general and administrative expenses, change in fair value of warrant liability of $650,061, loss on sale of private placement warrants of $5,564,571, and offering costs of $1,534,661, that offsets the interest income on bank operating account of $150 and $150,792 in investment income earned on the trust account.

For the period September 25, 2020 (inception) through December 31, 2020, we had net loss of $7,053 which consisted of general and administrative expenses.

Proposed Business Combination

On September 16, 2021, (i) our Company, (ii) Gogoro Inc., an exempted company incorporated with limited liability under the Laws of Cayman Islands, (iii) Starship Merger Sub I Limited, an exempted company incorporated with limited liability under the Laws of Cayman Islands and a wholly-owned subsidiary of Gogoro Inc., and (iv) Starship Merger Sub II Limited, an exempted company incorporated with limited liability under the Laws of Cayman Islands and a wholly-owned subsidiary of Gogoro Inc. entered into a Merger Agreement. For a more detailed description for the transactions contemplated under the Merger Agreement, see “Item 1. Business.”

Going Concern

On January 8, 2021, we consummated an Initial public offering of 34,500,000 units generating gross proceeds of $345,000,000. Simultaneously with the consummation of the Initial public offering, we completed the private sale of 9,400,000 warrants to the Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $9,400,000. The proceeds from the sale of the private placement warrants were added to the net proceeds from the Initial public offering held in the trust account. If the Company does not complete a business combination by January 8, 2023 or during any extended time in which we have to consummate a business combination, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

For the year ended December 31, 2021, net cash used in operating activities was $1,627,796, which was due to net loss of $9,704,377 and non-cash adjustments to net loss related to interest income on cash and investments held in trust of $150,792, offset in part by our non-cash adjustments to net loss related to a change in fair value of warrant liabilities of $(650,061), loss on the sale of private placement warrants of $5,564,571, offering costs allocated to warrant liabilities of $1,534,661, and formation costs paid by related party of $90,000, and changes in working capital of $1,688,202.

For the year ended December 31, 2021, net cash used in investing activities of $345,000,000 was the result of the amount of proceeds from the Initial public offering and sale of private placement warrants deposited to the trust account.

For the year ended December 31, 2021, net cash provided by financing activities of $346,766,266 was comprised of $338,100,000 in net proceeds from the issuance of Units in the Initial public offering, $9,400,000 in proceeds from the sale of the private placement warrants and $14,898 from the proceeds from promissory note - related party, partially offset by the payment of $112,914 for the promissory note - related party and payment of $635,718 for offering costs associated with the Initial public offering.

As of December 31, 2021, the Company had $138,470 in its operating bank account and working capital deficit of $1,646,143.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the earlier of the consummation of a Business Combination or one year from this filing. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company's plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on January 5, 2021, holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of any working capital loans, and any Class A ordinary shares issuable upon the exercise of these warrants have registration and shareholder rights to require the Company to register a sale of any such securities held by them. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. However, we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period.

At the Closing, Gogoro, Sponsor and certain shareholders of Gogoro will enter into a Registration Rights Agreement containing customary registration rights for Sponsor and certain shareholders of Gogoro who are parties to that agreement.

Promissory Note - Related Party

On September 30, 2020, we issued an unsecured promissory note to the Sponsor, pursuant to which we could borrow up to $300,000 to cover expenses related to our initial public offering. The Promissory Note was non-interest bearing and was payable on the earlier of March 31, 2021 or the consummation of our initial public offering. The Promissory Note was repaid in full on February 8, 2021.

Underwriting Agreement

On January 5, 2021, we entered into an Underwriting Agreement with Citigroup Global Markets Inc. and UBS Securities LLC (USA) LLC. Upon the closing of our initial public offering and the full exercise of the over-allotment option, the underwriters were paid a cash underwriting discount of $0.20 per unit, or $6,900,000 in the aggregate. In addition, the underwriters will be entitled to a deferred fee of $0.35 per unit, or $12,075,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee has been placed in the trust account and released to the underwriters only upon the completion of our initial business combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete our initial business combination.

Administrative Services Agreement

The Company entered into an agreement, commencing on January 5, 2021, to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of a business combination or liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

We issued an aggregate of 17,250,000 warrants associated with Units issued to investors in our initial public offering and the underwriters’ exercise of their overallotment option and we issued 9,400,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the initial public offering and sale of private placement warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the private placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Cash and Investments Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest U.S. Treasury securities. During the year ended December 31, 2021 and the period from September 25, 2020 (inception) through December 31, 2020, we did not withdraw any of the interest income from the Trust Account to pay our tax obligations.

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

Class A ordinary shares subject to possible redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 34,500,000 and 0 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Net loss per ordinary shares

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 34,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Our statements of operations applies the two-class method in calculating net loss per share. Basic and diluted net loss per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net loss attributable to the Company by the weighted average number of shares of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the notes thereto begin on page F-1 of this annual report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management and our audit committee carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and re-evaluated our prior position on accounting for redeemable ordinary shares. Based upon their evaluation, our management and our audit committee concluded that our previously issued (i) audited balance sheet as of January 8, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on January 14, 2021, (ii) unaudited interim condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (iii) unaudited interim condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (iv) unaudited interim condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 17, 2021. The restated financial statements were subsequently filed with the SEC. Due to the Company’s restatement of the aforementioned financial statements to reclassify our redeemable ordinary shares, our management and our audit committee concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021.

Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness described above resulted in the restatement of the Company’s audited balance sheet as of January 8, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021, June 30, 2021 and September 31, 2021.

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

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Position
Emmanuel DeSousa	54	Director and Co-Chairman
Joaquin Rodriguez Torres	50	Director and Co-Chairman
Homer Sun	50	Director and Chief Executive Officer
Marc Chan	60	President
Teresa Barger	67	Independent Director
Richard Hart	57	Independent Director
Christina Kosmowski	45	Independent Director
Gary Wojtaszek	56	Independent Director

Executive Officers

Emmanuel DeSousa is our Co-Chairman and the Co-Founder of Princeville Capital. A seasoned investor with over 20 years of experience in the technology sector spanning advertising, e-commerce, marketplaces, data analytics, and software sectors across Europe, U.S. and Latin America, Mr. DeSousa is a member of the board of directors or shareholder’s committee at a number of well-established, European technology companies, including Auto1 Group and Ozon. Mr. DeSousa has a proven investment and advisory track record spanning marquee global technology companies including Alibaba, eBay, Sabre, Softbank and Yandex.

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

Joaquin Rodriguez Torres is our Co-Chairman and the Co-Founder of Princeville Capital. An experienced corporate finance advisor and investor with over 20 years of experience in the technology sectors across Asia, U.S. and Europe. Mr. Rodriguez Torres’ advisory clients include leading technology companies, such as Alibaba, Cisco Systems, MercadoLibre, NXP Semiconductors, TAL Education, Tencent and Xiaomi, among others. He has advised in many award-winning transactions throughout his career, as well as on SPAC IPOs and successful subsequent mergers. Currently, he is a member of the board of directors in a voting or an observer or advisory capacity at several technology companies, including Cue & Co., Doctor on Demand, Hipac, Remitly and Versa Networks.

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

Homer Sun has served as the Chief Executive Officer of Poema Global since its inception. Homer was formerly the Chief Investment Officer of Morgan Stanley Private Equity Asia (a subsidiary of Morgan Stanley (NYSE: MS)), a Managing Director at Morgan Stanley and a member of the firm’s Global Private Credit & Equity Executive Committee as well as the firm’s China Management Committee from March 2006 to January 2020. Prior to MSPE Asia, Homer served as an M&A banker at Morgan Stanley’s Investment Banking Division from April 2000 to March 2006, and as an M&A lawyer at Simpson Thacher & Bartlett LLP from September 1996 to March 2000. Homer holds a B.S.E. in Chemical Engineering, magna cum laude, from the University of Michigan and a J.D., cum laude, from the University of Michigan Law School.

Marc Chan is our President. Mr. Chan is a serial entrepreneur, manager and investor with over 35 years of experience. Currently, he serves as the Executive Director of Amprion Inc., where he is actively involved in technology and product roadmaps, services positioning, market strategies and key management hiring. In 2000, he co-founded the networking equipment provider Harbour Networks, which was acquired by a large strategic investor. Prior to Harbour Networks, he founded Huacomm, a telecom and networks system integration firm in 1997 and continues to serve as an Executive Director where he is involved with business operations as well as marketing and distribution channel strategies. In addition, Mr. Chan serves as an advisor to several global private equity funds, including the Limited Partner Advisory Committee of Princeville Capital. He has 20 years of investment experience across numerous firms as a lead and core strategic advisor, including ArcSoft Inc. (SHA: 688088, Internet & Software) and OM Holdings Ltd. (ASX: OMH, Advanced Materials).

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

Richard Hart has served as a Director on our board since January 2021. Mr. Hart has over 20 years of management experience in the technology and financial services industries. Since December 2019, Mr. Hart has served as a member of the board of directors of Vitech Systems Group, a vertical software company. Since March 2020, Mr. Hart has served as Chief Executive Officer of Vitech. Since February 2016, he has served as a member of the board of Wonolo, Inc., a private on-demand labor staffing platform, and since June 2021 as a board member of Ethically. Mr. Hart served as the Chief Strategy Officer of Guidewire Software (NYSE: GWRE), from March 2018 through November 2018, and as its Chief Financial Officer, from March 2015 through March 2018. From 1999 through 2013, Mr. Hart served, among other roles, as a Managing Director at Credit Suisse and later at Deutsche Bank, assisting software technology companies with their strategic and financing needs. Prior to his career in technology investment banking, Mr. Hart practiced as an attorney at Wilson Sonsini Goodrich and Rosati. Mr. Hart holds a dual Bachelor’s degree in Physics and Folklore from the University of Pennsylvania and a Juris Doctorate from the New York University School of Law.

Christina Kosmowski has served as a Director on our board since January 2021. Ms. Kosmowski has over 20 years of experience in the enterprise software space, holding various leadership positions at leading organizations. Ms. Kosmowski currently serves as the CEO of LogicMonitor, where she leads go-to-market strategy, R&D, customer success, and operations. Prior to joining LogicMonitor, Christina was the VP, Global Head of Customer Success at Slack. Christina also spent 15 years at Salesforce (NYSE: CRM), where she oversaw functions including renewals, consulting, support, and customer success management. Ms. Kosmowski serves on the board of Rapid7 (Nasdaq: RPD), a provider of security data and analytics solutions that enable organizations to implement an active approach to cyber security. Ms. Kosmowski started her career as a manufacturing engineer at Tenneco Packaging after receiving her BS in Industrial Engineering from Northwestern University and later transitioned into consulting.

Gary Wojtaszek has served as a Director on our board since January 2021. Mr. Wojtaszek has extensive experience leading both emerging and established companies with respect to corporate finance and public markets strategy.  Mr. Wojtaszek is the founder & CEO of WOJO Capital Partners as well as the CEO and founder of Recreational Realty, which a specialized storage company focused on marine and recreational vehicle storage that he partnered with Centerbridge Partners. Prior to founding R&R, he most recently served as the President and Chief Executive Officer of CyrusOne, Inc. (Nasdaq: CONE), a real estate investment trust that builds and manages carrier-neutral data centers and provides colocation and peering services, from August 2011 to February 2020. Prior to that, Mr. Wojtaszek served as chief financial officer and board member of Cincinnati Bell Inc. (NYSE: CBB), where he had responsibility for the data center business and oversaw CyrusOne’s successful spin-off and IPO. Prior to joining Cincinnati Bell in July 2008, he held a series of financial executive positions at Agere Systems (NYSE: AGR), the semiconductor and optical electronics communications division of Lucent Technologies (NYSE: LU), Delphi Automotive Systems (NYSE: DPH) and General Motors (NYSE: GM).

Mr. Wojtaszek currently serves on the board of directors of Interprivate IV Infratech Partners, a special purpose acquisition company, the Board of GDS Holdings Ltd. (Nasdaq: GDS), an integrated provider of high-performance data centers and Information Technology infrastructure services in China, the board of directors of Talen Energy, a Houston based energy company, Quantum Loop which is developing the largest data center campus in the US, and is an advisor to several private equity funds in the digital infrastructure space.  Previously, he was on the board of directors of:  the Lyle School of Engineering at Southern Methodist University, and the advisory board of the Lyle School of Engineering’s Datacenter Systems Engineering Program at Southern Methodist University, Columbia University’s Lang Entrepreneur Center.  Tech Wildcatters, Dallas Chamber of Commerce, Dallas Zoo and Cincinnati Bell.  Mr. Wojtaszek received his master’s degree of Business Administration from Columbia University and his Bachelor degree from Rutgers University, where he was elected to Phi Beta Kappa.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating & corporate governance committee and a compensation committee.

Audit Committee

Richard Hart, Teresa Barger and Gary Wojtaszek are members of our audit committee. Our board of directors has determined that each of Richard Hart, Teresa Barger and Gary Wojtaszek is independent under the Nasdaq listing standards and applicable SEC rules. Richard Hart serves as the Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Richard Hart qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits and the adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and
●	reviewing and approving all payments made to our existing shareholders, officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating & Corporate Governance Committee

The members of our nominating & corporate governance committee are Teresa Barger, Christina Kosmowsk and Emmanuel DeSousa, and Teresa Barger serves as chairman of the nominating & corporate governance committee. Our board of directors has determined that each of Teresa Barger and Christina Kosmowsk is independent.

The nominating & corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating & corporate governance committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting director nominees, which is specified in our charter, provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating & corporate governance committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating & corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating & corporate governance committee does not distinguish among director nominees recommended by shareholders and other persons.

Compensation Committee

The members of our compensation committee are Gary Wojtaszek, Richard Hart and Christina Kosmowski, and Gary Wojtaszek serves as chairman of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Gary Wojtaszek, Richard Hart and Christina Kosmowski is independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our officers, evaluating the performance of our officers in light of such goals and objectives and determining and approving the remuneration (if any) of our officers based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation and equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

We have also entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

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

Item 11. Executive Compensation.

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

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End

We do not have any equity incentive plans under which to grant awards.

Employment Agreements

We do not currently have any written employment agreements with any of our directors and officers.

Retirement/Resignation Plans

We do not currently have any plans or arrangements in place regarding the payment to any of our executive officers following such person’s retirement or resignation.

Director Compensation

We have not paid our directors fees in the past for attending board meetings. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Class A and Class B ordinary shares as of March 29, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Class A and Class B ordinary shares;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Class A and Class B ordinary shares beneficially owned by them.

The beneficial ownership of our Class A and Class B ordinary shares is based on 43,125,000 ordinary shares issued and outstanding as of March 29, 2022, consisting of 34,500,000 Class A ordinary shares and 8,625,000 Class B ordinary shares.

			Approximate
	Number of Shares		Percentage of
	Beneficially		Outstanding
Name and Address of Beneficial Owner(1)	Owned		Ordinary Shares
Directors and Officers
Emmanuel DeSousa
Joaquin Rodriguez Torres	8,525,000	(2)(3)	19.8%
Homer Sun	8,525,000	(2)(3)	19.8%
Marc Chan	8,525,000	(2)(3)	19.8%
Teresa Barger	25,000		*
Richard Hart	25,000		*
Christina Kosmowski	25,000		*
Gary Wojtaszek	25,000		*
All executive officers and directors as a group (eight individuals)	8,625,000	(2)(3)	20.0%
Greater than 5% Holders:
Poema Global Partners LLC(3)	8,525,000	(2)(3)	19.8%
Citadel Reporting Persons(4)	2,500,000	(4)	5.8%

*             Less than 1%.

(1)	Unless otherwise noted, the business address of each of our shareholders is 101 Natoma St., 2F, San Francisco, CA 94105.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, at the time of Poema Global’s initial business combination or earlier at the option of the holders thereof.
(3)	Represents 8,525,000 shares directly held by the Sponsor. Each of Emmanuel DeSousa, Joaquin Rodriguez Torres, Homer Sun and Marc Chan is a managing member of the Sponsor. Messrs. DeSousa, Torres, Sun and Chan disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.
(4)	According to a Schedule 13G/A jointly filed with the SEC on February 14, 2022, Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin. Citadel Advisors is the portfolio manager for Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP and owns a controlling interest in CGP and CSGP. The address of the principal business office of Kenneth Griffin is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On September 30, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On December 14, 2020, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. These 100,000 shares will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised.  On January 5, 2021, we effected a share dividend, resulting in 8,625,000 Class B ordinary shares issued and outstanding.

The Sponsor has agreed not to, subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares.

Sale of Private Placement Warrants

Simultaneously with the closing of our initial public offering, we consummated the sale of 9,400,000 private placement warrants at a price of $1.00 per warrant to our Sponsor, generating gross proceeds of $9,400,000.

Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from our initial public offering held in the trust account. Subject to certain exceptions, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. If we do not complete an initial business combination within 24 months from the closing of our initial public offering, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

Promissory Note - Related Party

On September 30, 2020, we issued the Promissory Note to the Sponsor, pursuant to which we could borrow up to $300,000 to cover expenses related to our initial public offering. The Promissory Note was non-interest bearing and was payable on the earlier of March 31, 2021 or the consummation of our initial public offering. The Promissory Note was repaid in full on February 8, 2021.

Administrative Services Agreement

The Company entered into an agreement, commencing on January 5, 2021, to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of a business combination or liquidation, the Company will cease paying these monthly fees.

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of any working capital loans, and any Class A ordinary shares issuable upon the exercise of these warrants have registration and shareholder rights to require the Company to register a sale of any such securities held by them pursuant to a registration and shareholder rights agreement entered into in connection with our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

At the Closing, Gogoro, Sponsor and certain shareholders of Gogoro will enter into a Registration Rights Agreement containing customary registration rights for Sponsor and certain shareholders of Gogoro who are parties to that agreement.

Director Independence

We are required to comply with the applicable rules of such exchange in determining whether a director is independent. Our board of directors has determined that each of Teresa Barger, Richard Hart, Christina Kosmowski and Gary Wojtaszek qualifies as “independent” as defined under applicable SEC rules and Nasdaq listing standards.

Item 14.Principal Accounting Fees and Services.

Public Accounting Fees

WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the years ended December 31, 2021 and 2020, totaled $104,000 and $18,025, respectively. The above amounts include audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2021, we did not pay Withum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Withum for tax planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2021.

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

Item 15. Exhibits, Financial Statement Schedules.

a.The following documents are filed as part of this Annual Report:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

b.Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

No.	Description of Exhibit
1.1

Underwriting Agreement, dated January 5, 2021, among the Company, Citigroup Global Markets Inc. and UBS Securities LLC (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on January 11, 2021).

2.1

Agreement and Plan of Merger, dated as of September 16, 2021, by and among Gogoro Inc., Poema Global Holdings Corp., Starship Merger Sub I Limited and Starship Merger Sub II Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on September 16, 2021).

2.2

Agreement and Plan of Merger, dated as of March 21, 2022, by and among Gogoro Inc., Poema Global Holdings Corp., Starship Merger Sub I Limited and Starship Merger Sub II Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on March 21, 2022).

3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on January 11, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-251466) filed with the SEC on December 18, 2020).
4.2

Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-251466) filed with the SEC on December 18, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-251466) filed with the SEC on December 18, 2020).
4.4

Warrant Agreement, dated January 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on January 11, 2021).

4.5*	Description of Securities of the Company.
10.1

Private Placement Warrants Purchase Agreement, dated January 5, 2021, by and between the Company and Poema Global Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on January 11, 2021).

10.2

Investment Management Trust Agreement, dated January 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on January 11, 2021).

10.3

Registration and Shareholder Rights Agreement, dated January 5, 2021, among the Company, the Sponsor and certain other equityholders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on January 11, 2021).

10.4

Letter Agreement, dated January 5, 2021, by and among the Company, Poema Global Partners LLC and the Company’s officers and directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on January 11, 2021).

10.5

Administrative Services Agreement, dated January 5, 2021, by and between the Company and Poema Global Partners LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on January 11, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-251466) filed with the SEC on December 18, 2020).
10.7	Form of PIPE Agreements (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on September 16, 2021).
10.8

Sponsor Support Agreement, dated as of September 16, 2021, by and among Gogoro Inc., Poema Global Holdings Corp. and Poema Global Partners LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on September 16, 2021).

10.9	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on September 16, 2021).
10.10	Form of Gogoro Shareholder Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on September 16, 2021).

10.11	Form of Gogoro Shareholder Voting Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on September 16, 2021).
10.12	Form of Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on September 16, 2021).
10.13	Form of Additional PIPE Agreements (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39844) filed with the SEC on January 18, 2022).
10.14

Promissory Note, dated as of September 30, 2020, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-251466) filed with the SEC on December 18, 2020).

10.15

Securities Subscription Agreement, dated as of September 30, 2020, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-251466) filed with the SEC on December 18, 2020).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished herewith

POEMA GLOBAL HOLDINGS CORP.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID:100)	F-2

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from September 25, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from September 25, 2020 (inception) through December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 25, 2020 (inception) through December 31, 2020	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Poema Global Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Poema Global Holdings Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ (deficit) equity  and cash flows for the year ended December 31, 2021 and for the period from September 25, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 25, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 8, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2022

PCAOB ID Number 100

POEMA GLOBAL HOLDINGS CORP.

BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Cash	$138,470	$—
Prepaid expenses	468,029	—
Total Current Assets	606,499	—
Deferred offering costs	—	436,792
Other non-current assets	6,411	—
Cash and investments held in Trust Account	345,150,792	—
Total Assets	$345,763,702	$436,792

Liabilities, Redeemable Ordinary shares, and Shareholders’ (Deficit) Equity
Accounts payable and accrued expenses	$2,252,642	$320,829
Promissory note — related party	—	98,016
Total Current Liabilities	2,252,642	418,845
Deferred underwriting commissions	12,075,000	—
Warrant liabilities	41,400,460	—
Total Liabilities	55,728,102	418,845

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value, 34,500,000 and 0 shares subject to possible redemption, at redemption value of $10.00 at December 31, 2021 and 2020, respectively	345,000,000	—

Shareholders’ (Deficit) Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding, excluding 34,500,000 and 0 shares subject to possible redemption at December 31, 2021 and 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 8,625,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(54,965,263)	(7,053)
Total Shareholders’ (Deficit) Equity	(54,964,400)	17,947
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ (Deficit) Equity	$345,763,702	$436,792

The accompanying notes are an integral part of these financial statements.

POEMA GLOBAL HOLDINGS CORP.

STATEMENTS OF OPERATIONS

		For The Period From
		September 25, 2020
	For The Year Ended	(Inception) Through
	December 31, 2021	December 31, 2020
Operating costs	$3,406,148	$7,053
Loss from operations	$(3,406,148)	$(7,053)

Other income (expense):
Interest income on operating account	150	—
Interest earned on cash and investments held in Trust Account	150,792	—
Offering costs allocated to warrant liabilities	(1,534,661)	—
Loss on private placement warrants	(5,564,571)	—
Change in fair value of warrant liabilities	650,061	—
Total other expense	(6,298,229)	—

Net loss	$(9,704,377)	$(7,053)

Weighted average shares outstanding, Class A ordinary shares	33,743,836	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.23)	$0.00
Weighted average shares outstanding, Class B ordinary shares	8,600,343	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.23)	$0.00

The accompanying notes are an integral part of these financial statements.

POEMA GLOBAL HOLDINGS CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of September 25, 2020	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(7,053)	(7,053)
Balance as of December 31, 2020	—	—	8,625,000	863	24,137	(7,053)	17,947
Accretion of redeemable Class A common stock to redemption amount	—	—	—	—	(24,137)	(45,253,833)	(45,277,970)
Net loss	—	—	—	—	—	(9,704,377)	(9,704,377)
Balance as of December 31, 2021	—	$—	8,625,000	$863	$—	$(54,965,263)	$(54,964,400)

The accompanying notes are an integral part of these financial statements.

POEMA GLOBAL HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

		For The Period From
		September 25, 2020
	For The Year Ended	(Inception) Through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(9,704,377)	$(7,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	90,000	7,053
Interest earned on cash and investments held in trust	(150,792)	—
Loss on sale of private placement warrants	5,564,571	—
Change in fair value of warrant liabilities	(650,061)	—
Offering costs allocated to warrant liabilities	1,534,661	—
Changes in operating assets and liabilities:
Prepaid expenses and other non-current assets	(474,440)	—
Accounts payable and accrued expenses	2,162,642	—
Net cash used in operating activities	(1,627,796)	—

Cash Flows from Investing Activities:
Cash invested in Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	338,100,000	—
Proceeds from issuance of Private Placement Warrants	9,400,000	—
Proceeds of promissory note - related party	14,898	—
Payment of promissory note — related party	(112,914)	—
Payment of offering costs	(635,718)	—
Net cash provided by financing activities	346,766,266	—
Net change in cash	138,470	—
Cash, beginning of period	—	—
Cash, end of the period	$138,470	$—

Supplemental disclosure of cash flow information
Deferred offering costs included in accrued expenses	$—	$320,829
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$17,947
Deferred offering costs paid by Promissory Note - Related Party	$—	$98,016
Deferred underwriting commissions payable charged to additional paid-in capital	$12,075,000	$—

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

As of December 31, 2021, the Company had not commenced any operations. All activity from September 25, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the IPO and recognizes changes in the fair value of warrant liability as other income (expense).

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Going Concern Consideration

As of December 31, 2021, the Company had $138,470 in its operating bank account and working capital deficit of $1,646,143. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, The Company repaid the Note in full on February 9, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but re not obligated to, provide the Company loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loan.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB accounting Standards Update (“ASU”) 2014- 15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 8, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

POEMA GLOBAL HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Cash and Investments Held in Trust Account

At December 31, 2021, the cash held in Trust was $10,405 and the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest U.S. Treasury securities. During the year ended December 31, 2021 and the period from September 25, 2020 (inception) through December 31, 2020, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

POEMA GLOBAL HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4, and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement, dated as of January 5, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”) related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the periods of change. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the IPO.

Class A ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 34,500,000 and 0 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

POEMA GLOBAL HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Income Taxes

ASC Topic 740 prescribes a recognition threshold and measurement attributes for these financial statements recognition and measurements of tax positions taken or expected to be taken in a tax return.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The deferred tax assets were deemed to be de minimis as of December 31, 2021 and 2020.

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

Net Loss Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 34,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the year ended December 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(7,733,363)	$(1,971,014)
Denominator:
Weighted-average shares outstanding	33,743,836	8,600,343
Basic and diluted net loss per share	$(0.23)	$(0.23)

	For the period from September
	25, 2020 (inception) through
	December 31, 2020
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(7,053)
Denominator:
Weighted-average shares outstanding	—	7,500,000
Basic and diluted net loss per share	$—	$0.00

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

POEMA GLOBAL HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement

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

All of the 34,500,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

POEMA GLOBAL HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

The Class A ordinary shares is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.  The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$345,000,000
Less:
Proceeds allocated to Public Warrants	(27,085,950)
Ordinary shares issuance costs	(18,192,020)
Plus:
Accretion of carrying value to redemption value	45,277,970
Class A ordinary shares subject to possible redemption	$345,000,000

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 5 — Related Party Transactions

Founder Shares

On September 30, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 7,187,500 shares of the Company’s Class B ordinary shares (the “Founder Shares”). On January 5, 2021, the Company effected a dividend of 0.2 of a share of Class B ordinary shares for each share of Class B ordinary shares, resulting in 8,625,000 shares of Class B ordinary shares being issued and outstanding. The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full. On January 8, 2021, the underwriters fully exercised its over-allotment option; hence; 1,125,000 Founder Shares were no longer subject to forfeiture, resulting in an aggregate of 8,625,000 Founder Shares outstanding as of December 31, 2021.

Promissory Note - Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and was due on the earlier of March 31, 2021 or the closing of the IPO.

As of December 31, 2021 and 2020 the Company has borrowed $0 and $98,016, respectively, under the promissory note and is due on demand. The promissory note was paid in full on February 9, 2021. The facility is no longer available to the Company.

POEMA GLOBAL HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, no Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement, commencing January 5, 2021 through the earlier of the consummation of a business combination or our liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. The Company incurred $120,000 in expenses in connection with such services for the year ended December 31, 2021. As of December 31, 2021, $120,000 related to this agreement is recorded in accounts payable and accrued expenses on the Company’s balance sheets.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

POEMA GLOBAL HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Merger Agreement

On September 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gogoro Inc., an exempted company incorporated with limited liability under the laws of Cayman Islands (“Gogoro”), Starship Merger Sub I Limited, an exempted company incorporated with limited liability under the laws of Cayman Islands and a wholly-owned subsidiary of Gogoro (“Merger Sub”) and Starship Merger Sub II Limited, an exempted company incorporated with limited liability under the laws of Cayman Islands and a wholly-owned subsidiary of Gogoro (“Merger Sub II”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, (i) Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Gogoro, and (ii) the Company will merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, collectively, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly-owned subsidiary of Gogoro (the “Business Combination”). Refer to the Form 8-K filed on September 16, 2021 for additional details regarding the Merger Agreement.

Note 7 — Shareholders’ (Deficit) Equity

Preference shares — The Company is authorized to issue a total of 5,000,000 shares of preference shares at a par value of $0.0001 each. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A ordinary shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at a par value of $0.0001 each. At December 31, 2021 and 2020, there were 34,500,000 and 0 shares of Class A ordinary shares issued and outstanding, all of which are subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at a par value of $0.0001 each. At December 31, 2021 and 2020, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.

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

POEMA GLOBAL HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account (1)	$345,140,387	$345,140,387	$—	$—
	$345,140,387	$345,140,387	$—	$—
Liabilities:
Public Warrants: Liabilities	$25,012,500	$25,012,500	$—	$—
Private Placement Warrants: Liabilities	16,387,960	—	—	16,387,960
	$41,400,460	$25,012,500	$—	$16,387,960
(1)	This amount does not include the $10,405 of cash held in the trust account as of December 31, 2021

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Company established the initial fair value of the Public Warrants on January 8, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of December 31, 2021 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on January 8, 2021 and on December 31, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.

The key inputs into the Modified Black Scholes calculation as of January 8, 2021 (Initial Measurement) and December 31, 2021 were as follows:

	January 8, 2021
	(Initial Measurement)	December 31, 2021
Inputs
Risk-free interest rate	0.65%	1.28%
Expected term (years) to initial business combination	1.00	0.25
Expected volatility	25.0%	20.8%
Notional Exercise price	$11.50	$11.50

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Warrant
Liability
Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Placement Warrants	42,050,521
Change in fair value of warrant liabilities	(16,175,061)
Transfer of Public Warrants to Level 1	(9,487,500)
Derivative warrant liabilities at December 31, 2021	$16,387,960

POEMA GLOBAL HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 9 — Subsequent Events

On January 18, 2022, Hero MotoCorp, Engine No. 1 and another investor (the “Additional PIPE Investors”) entered into additional share subscription agreements (each, an “Additional PIPE Agreement”) pursuant to which the Additional PIPE Investors have committed to subscribe for and purchase 2,750,000 Gogoro Ordinary Share at $10.00 per share for an aggregate purchase price of $27,500,000 (the “Additional PIPE Financing”).

Under the Additional PIPE Agreements, the obligations of the parties to consummate the Additional PIPE Financing are subject to the satisfaction or waiver of certain customary closing conditions including, among others, (i) the absence of a legal prohibition on consummating the Additional PIPE Financing, (ii) all conditions precedent under the Merger Agreement having been satisfied or waived, (iii) the accuracy of representations and warranties in all material respects and (iv) material compliance with covenants.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Poema Global Holdings Corp.

Date: March 30, 2022	By:	/s/ Homer Sun
Name: Homer Sun
Title: Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Emmanuel DeSousa	Co-Chairman and Director
Emmanuel DeSousa

/s/ Joaquin Rodriguez Torres	Co-Chairman and Director
Joaquin Rodriguez Torres

/s/ Homer Sun	Chief Executive Officer and Director
Homer Sun

/s/ Teresa Barger	Director
Teresa Barger

/s/ Richard Hart	Director
Richard Hart

/s/ Christina Kosmowski	Director
Christina Kosmowski

/s/ Gary Wojtaszek	Director
Gary Wojtaszek